Form 10-Q
period 1995-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1995-11-01
CIK 799485

                                    FORM 10-Q
                                    ---------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995         Commission File Number: 1-12748
                  ------------------                                 -------

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Maryland                                52-1176514
----------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)



11412 Cronridge Drive, Owings Mills, MD       21117         2834
------------------------------------------    -----------   ---------
(Address of principal executive offices)      (zip code)    (SIC)


                                     (410) 998-9800
                        ---------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                       -----         ----

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995 and September 30, 1994:
      -----------------------------------------

                                         Outstanding at      Outstanding at
          Class                         September 30, 1995  September 30, 1994
          -----                         ------------------  ------------------
Class A Common Stock, $.01 par value         3,979,938           3,890,052
Class B Common Stock, $.01 par value            -0-                 -0-

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.   Financial Information

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of
                 September 30, 1995 and March 31, 1995 . . . . . . . .        3

               Consolidated Statements of Operations for
                 the three months and six months ended
                 September 30, 1995 and 1994 . . . . . . . . . . . . .        4

               Consolidated Statements of Cash Flows
                 for the six months ended September 30, 1995
                 and 1994. . . . . . . . . . . . . . . . . . . . . . .        5

               Notes to Consolidated Financial
                 Statements. . . . . . . . . . . . . . . . . . . . . .        6


     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . . . . .        9


Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .        10


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                           September 30,     March 31,
                                              1995            1995
                                              ----            ----
                                           (Unaudited)      (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)       $     87,092   $    160,792
  Accounts receivable, net of allowance
    for doubtful accounts of $10,000 and
    $4,000, respectively                        796,763        673,893
  Inventories (Notes 1 and 3)                 1,614,304      1,450,720
  Prepaid expenses                               49,391         48,706
  Other receivables                              16,354         17,513
  Deferred tax asset (Note 5)                   130,384        243,000
                                           ------------   ------------
    TOTAL CURRENT ASSETS                      2,694,288      2,594,624

PROPERTY AND EQUIPMENT, net
  (Notes 1 and 4)                             1,500,813      1,515,639
OTHER ASSETS                                     27,690         27,690
                                           ------------   ------------
    TOTAL ASSETS                           $  4,222,791   $  4,137,953
                                           ------------   ------------
                                           ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses    $    291,545   $    465,600
  Short term borrowings                         249,409        127,991
  Current portion of long term debt and
    capital lease obligations
    (Notes 2 and 4)                              49,769         51,295
  Deferred revenue (Note 1)                     111,810        127,983
                                           ------------   ------------
   TOTAL CURRENT LIABILITIES                    702,533        772,869

LONG TERM LIABILITIES:
  Long term debt and capital lease
    obligations, net of current portion
    (Notes 2 and 4)                             131,358        154,240
  Other liabilities                              97,690        102,771
  Deferred tax liability (Note 5)                33,000         33,000
                                           ------------   ------------
  TOTAL LIABILITIES                             964,581      1,062,880
                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES
(NOTE 2)

STOCKHOLDERS' EQUITY
 Class A common stock, par value
    $.01 per share; 8,000,000 shares
    authorized; 3,979,938 and 3,979,938
    shares issued and outstanding                39,799         39,799
  Class B common stock, par value $.01 per
    share; 2,000,000 shares authorized; no
    shares issued and outstanding                   ---            ---
  Additional paid-in capital                  3,827,182      3,827,182
  Accumulated deficit                          (608,771)      (791,908)
                                           ------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                  3,258,210      3,075,073
                                           ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $  4,222,791   $  4,137,953
                                           ------------   ------------
                                           ------------   ------------

    The accompanying notes are an integral part of these consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended            Six Months Ended
                                                    September 30,                 September 30,
                                                1995          1994            1995           1994
                                                ----          ----            ----           ----
                                                     (unaudited)                  (unaudited)
OPERATING REVENUE                            $1,676,980     $1,794,718     $3,537,556     $3,485,052

COST OF SALES                                 1,087,783      1,359,668      2,330,949      2,670,060
                                             ----------     ----------     ----------     ----------

GROSS PROFIT                                    589,197        435,050      1,206,607        814,992
                                             ----------     ----------     ----------     ----------

OPERATING EXPENSES

  General and administrative                    302,767        287,056        623,533        594,152
  Selling                                       107,130         57,217        253,540        120,395
                                             ----------     ----------     ----------     ----------
    INCOME FROM OPERATIONS                      179,300         90,777        329,534        100,445
                                             ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE)
  Interest income                                   419          1,508            908          3,801
  Interest expense                               (9,047)        (2,712)       (14,689)        (4,770)
                                             ----------     ----------     ----------     ----------

    Total                                        (8,628)        (1,204)       (13,781)          (969)
                                             ----------     ----------     ----------     ----------

    INCOME BEFORE PROVISION FOR INCOME
      TAXES                                     170,672         89,573        315,753         99,476

PROVISION FOR INCOME TAXES
   (NOTES 1 AND 5)                              (71,682)        (8,593)      (132,616)        (9,045)
                                            -----------     ----------     ----------     ----------

NET INCOME                                  $    98,990     $   80,980     $  183,137     $   90,431
                                            -----------     ----------     ----------     ----------
                                            -----------     ----------     ----------     ----------
NET INCOME PER COMMON AND
EQUIVALENT SHARE                            $      .025     $     .020     $     .046     $     .022
                                            -----------     ----------     ----------     ----------
                                            -----------     ----------     ----------     ----------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                                   3,979,938      4,062,506      3,979,938      4,062,506
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  The accompanying notes are an integral part of these consolidated statements

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended
                                                                                September 30,
                                                                           -----------------------
                                                                            1995             1994
                                                                            ----             ----
                                                                          (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   183,137      $  90,431
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                               156,244        125,703
  Provision for deferred income taxes                                         112,616            ---
  Decrease (increase) in accounts receivable                                 (122,870)      (481,630)
  Decrease (increase) in inventories                                         (163,584)        (8,150)
  Decrease (increase) in prepaid expenses                                        (685)       (29,229)
  Decrease (increase) in other receivables                                      1,159         75,453
  Increase (decrease) in deferred revenue                                     (16,173)       (37,137)
  Increase (decrease) in accounts payable
    and accrued expenses                                                     (174,055)      (103,893)
  Increase (decrease) in other liabilities                                     (5,081)         4,872
                                                                          -----------      ---------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (29,292)      (363,580)
                                                                          -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (141,418)      (295,903)
                                                                           ----------     ----------

    NET CASH USED IN INVESTING ACTIVITIES                                    (141,418)      (295,903)
                                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                         121,418        135,513
  Proceeds from sale-leaseback of equipment                                       ---         51,199
  Repayments of capital lease obligations and debt                            (24,408)       (54,923)
                                                                           ----------     ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  97,010        131,789
                                                                           ----------     ----------


 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          (73,700)      (527,694)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         160,792        634,391
                                                                           ----------     ----------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $   87,092    $   106,697
                                                                           ----------     ----------
                                                                           ----------     ----------

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                                 $   14,689    $       ---
                                                                           ----------     ----------
                                                                           ----------     ----------

  INCOME TAXES                                                             $   20,000    $     8,593
                                                                           ----------     ----------
                                                                           ----------     ----------

  The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIEARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES:

     The consolidated financial statements included herein for Chesapeake Biological Laboratories, Inc. (the "Company" or "Registrant") and its wholly owned subsidiary, CBL Development Corp. (the "Subsidiary"), have been prepared from the records of the Company without audit and include in management's opinion, all adjustments necessary for a fair presentation. All such adjustments were of a normal recurring nature. The results for an interim period are not necessarily indicative of results to be expected for a full fiscal year. The financial statements have been prepared in conformity with the accounting principles described in Note 1 to the Financial Statements included in the Company's 1995 Annual Report on Form 10-K.

     INVENTORIES:

     Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market, determined under the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the term of the lease.

     REVENUE RECOGNITION:

     The Company recognizes income when product is shipped or services have been provided to the customer. Deferred revenue represents deposits normally required of development customers.

     CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents include amounts invested in accounts which are readily convertible to known amounts of cash with a maturity of three months or less.

     INCOME TAXES:

     The Company has adopted the provisions of Statement No. 109, "Accounting for Income Taxes", which was issued by the Financial Accounting Standards Board in February 1992.

     PER SHARE INFORMATION:

     Per share information is based on the weighted average number of shares of common and common equivalent shares outstanding. The Company uses the Treasury Stock method to calculate the dilutive effect of outstanding warrants and options at period end based on the Company's stock price on the AMEX Emerging Company Marketplace.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIEARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   STRATEGIC ALLIANCES:

     As a result of negotiations during fiscal 1994, Allergan, a major customer, has forgiven all of the indebtedness outstanding from CBL to Allergan. Allergan remains obligated to purchase up to 240,000 units per year of their Vitrax-TM- requirements which are to be resold in the United States, exclusively from CBL until February 1997. Allergan may now purchase the United States requirements for Vitrax-TM- in excess of 240,000 units per year and all of its requirements for Vitrax-TM- for resale outside of the United States from CBL or elsewhere.

     During the fourth quarter of fiscal 1994, a contingent Note Payable to Weck, shown as $349,000 on the Company's Balance Sheet as of March 31, 1993, was compromised and settled. Under the terms of this compromise and settlement, the Company agreed to make payments in the amount of $66,500 in full satisfaction of the contingent Note, $26,500 of which was paid in March 1994, with the balance of $40,000 paid in April 1994. As a result, the Company had an additional extraordinary gain of $286,000, net of taxes, in fiscal 1994. Also as part of the compromise and settlement of the contingent Note, a security interest formerly held by Weck in certain of the Company's assets was released.

3.   INVENTORIES:

     Inventories consist of the following:

                                        September 30,       March 31,
                                            1995              1995
                                            ----              ----
          Raw Materials                 $  445,766       $  447,745
          Work-in-Process                1,142,756          951,872
          Finished Goods                    25,782           51,103
                                        ----------       ----------
                                        $1,614,304       $1,450,720
                                        ----------       ----------
                                        ----------       ----------


4.   LEASES:

     In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving. The lease expires December 31, 1998 with two renewal terms of two years each. The rent expense under the lease agreement was $75,738 and $69,560 for the 6 months ended September 30, 1995 and September 30, 1994, respectively.

     The Company's original facility will be primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 with two renewal terms of two years each. Related rental payments for the 6 months ended September 30, 1995 and 1994 were $117,276 and $114,430, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

     The Company has also entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INCOME TAXES:

     As of March 31, 1995, CBL had net operating loss carryforwards of approximately $450,000 for income tax purposes. These carryforwards begin to expire in 2004. In addition, as of March 31, 1995, CBL had research and development and investment tax credit carryforwards of approximately $105,000 and $10,000, respectively. As of March 31, 1995, the Company recorded $210,000 to recognize the tax benefit of its remaining Net Operating Loss carryforwards. The Net Operating Loss carryforward is being utilized currently to offset taxable income and the related deferred tax asset is being realized during the year.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARIES
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The management discussion below should be read in conjunction with the quarterly financial reports and footnotes as well as the Company's Annual Report for 10-K as of March 31, 1995.

Three and six months ended September 30, 1995 and 1994:

     Operating revenue of $1,677,000 for the quarter ended September 30, 1995, was down 7% from the comparable quarter last year, but operating revenue for the six month period ended September 30, 1995, was up 1.5% to $3,538,000, as compared to the same period last year. A decrease in Vitrax sales as a result of a decision by Allergan to reduce its Vitrax inventory levels was the primary cause of the decrease in operating revenue for the second quarter. Modification of invoicing procedures with another of the Company's customers, CelSci Corporation, resulted in some reduction in recorded revenues, but had little overall effect on gross profit.

     Gross profit for the quarter ended September 30, 1995, was $589,000, up $154,000, or 35%, from the comparable quarter last year, despite the decline in operating revenue. Gross profit of $1,207,000 for the six months ended September 30, 1995, is up $392,000, or 48%, as compared to the same period last year. The improvement in gross profit is evidence of improved production procedures implemented by the Company over the past twelve months.

     Selling and general administrative expenses of $410,000 for the quarter ended September 30, 1995, and $877,000 for the six month period ended September 30, 1995, represents an increase of $66,000 and $163,000, respectively, compared to the same periods last year. Expansion of the Company's customer base, and corresponding increases in advertising expenses and sales commissions, contributed to the increase in selling and general and administrative expenses over the three and six month periods ended September 30, 1995. In addition, the Company has recently expanded its internal customer support staff in an effort to improve service to both new and existing customers.

     Second quarter pre-tax income of $171,000 was up 91%, while year-to-date pre-tax income of $316,000 was up 217%, as compared to the year-to-date figure for September 30, 1994. The Company recorded a provision for income taxes of $72,000 for the second quarter, compared to $9,000 for the second quarter last year, and recorded a provision for income taxes of $133,000 for the six month period ended September 30, 1995, compared to $9,000 for the six month period ended September 30, 1994. This increase as a percentage of pre-tax earnings to 42%, from approximately 9%, is due in part to realization of a portion of the deferred tax asset recognized during the last quarter of fiscal year 1995.

FINANCIAL CONDITION AND LIQUIDITY

     On September 30, 1995, CBL had cash and cash equivalents of $87,000, compared to $161,000 at March 31, 1995. This decrease is due to a variety of reasons including increases in accounts receivable and inventory, plus $142,000 in capital expenditures. As of September 30, 1995, the Company had borrowed $249,000 against the $750,000 Revolving Line of Credit available to the Company from First Fidelity Bank.

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          Exhibit 27



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CHESAPEAKE BIOLOGICAL
                              LABORATORIES, INC.


                              ---------------------------
                                   Registrant



DATE: November 1, 1995        By:  /s/ N. BENNET BEATY, PH.D.
     ------------------          -----------------------------
                                   N. Bennet Beaty, Ph.D.
                                   President


DATE: November 1, 1995        By:  /s/ THOMAS C. MENDELSOHN
     ------------------          -----------------------------
                                   Thomas C. Mendelsohn
                                   Secretary