Form 10-Q
period 1995-12-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1996-01-30
CIK 799485

                               FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1995          Commission File Number: 1-12748
                  -----------------                                  -------


                CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           Maryland                                           52-1176514
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)


11412 Cronridge Drive, Owings Mills, MD              21117             2834
----------------------------------------           ----------          -----
(Address of principal executive offices)           (zip code)          (SIC)


                               (410) 998-9800
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995 and December 31, 1994:
      ---------------------------------------

                                         Outstanding at       Outstanding at
          Class                         December 31, 1995    December 31, 1994
         -------                        -----------------    -----------------
Class A Common Stock, $.01 par value        3,979,938            3,977,438
Class B Common Stock, $.01 par value           -0-                  -0-

Page 1 of 11

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----


Part I.   Financial Information

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                     December 31, 1995 and March 31, 1995 . . . . . . . . .  3

                    Consolidated Statements of Operations for
                     the three months and nine months ended
                     December 31, 1995 and 1994 . . . . . . . . . . . . . .  4

                    Consolidated Statements of Cash Flows
                     for the nine months ended December 31, 1995
                     and 1994 . . . . . . . . . . . . . . . . . . . . . . .  5

                    Notes to Consolidated Financial
                     Statements . . . . . . . . . . . . . . . . . . . . . .  6


          Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . . . . . . .  9


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 11


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,              March 31,
                                                                                        1995                    1995
                                                                                    ------------             -----------
                                                                                    (Unaudited)               (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                               $   325,448              $   160,792
   Accounts receivable, net of allowance
      for doubtful accounts of $13,000 and
      $4,000, respectively                                                              285,746                  673,893
   Inventories (Notes 1 and 3)                                                        1,695,660                1,450,720
   Prepaid expenses                                                                      36,730                   48,706
   Other receivables                                                                      6,155                   17,513
   Deferred tax asset (Note 5)                                                          130,182                  243,000
                                                                                    ------------             -----------
      TOTAL CURRENT ASSETS                                                            2,479,921                2,594,624

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)                                           1,434,332                1,515,639
OTHER ASSETS                                                                             27,690                   27,690
                                                                                    ------------             -----------
      TOTAL ASSETS                                                                  $ 3,941,943              $ 4,137,953
                                                                                    ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $   121,839              $   465,600
   Short term borrowings                                                                     --                  127,991
   Current portion of long term debt and
      capital lease obligations (Notes 2 and 4)                                          49,769                   51,295
   Deferred revenue (Note 1)                                                            201,837                  127,983
                                                                                    ------------             -----------
      TOTAL CURRENT LIABILITIES                                                         373,445                  772,869

LONG TERM LIABILITIES:
   Long term debt and capital lease obligations, net
      of current portion (Notes 2 and 4)                                                118,525                  154,240
   Other liabilities                                                                     90,173                  102,771
   Deferred tax liability (Note 5)                                                       33,000                   33,000
                                                                                    ------------             -----------
      TOTAL LIABILITIES                                                                 615,143                1,062,880
                                                                                    ------------             -----------

COMMITMENTS AND CONTINGENCIES
(NOTE 2)

STOCKHOLDERS' EQUITY
   Class A common stock, par value $.01 per share;
      8,000,000 shares authorized; 3,979,938 and
      3,979,938 shares issued and outstanding                                            39,799                   39,799
   Class B common stock, par value $.01 per
      share; 2,000,000 shares authorized; no
      shares issued and outstanding                                                          --                       --
   Additional paid-in capital                                                         3,827,182                3,827,182
   Accumulated deficit                                                                 (540,181)                (791,908)
                                                                                    ------------             -----------
      TOTAL STOCKHOLDERS' EQUITY                                                      3,326,800                3,075,073
                                                                                    ------------             -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 3,941,943              $ 4,137,953
                                                                                    ============             ===========

             The accompanying notes are an integral part of these
                          consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                  Nine Months Ended
                                                                        December 31,                        December 31,
                                                                 --------------------------          --------------------------
                                                                    1995           1994                 1995           1994
                                                                 --------------------------          --------------------------
                                                                        (unaudited)                         (unaudited)
OPERATING REVENUE                                                $ 1,182,176    $ 1,725,278          $ 4,719,732    $ 5,210,330

COST OF SALES                                                        641,361      1,161,015            2,972,310      3,831,076
                                                                 -----------    -----------          -----------    -----------
GROSS PROFIT                                                         540,815        564,263            1,747,422      1,379,254
                                                                 -----------    -----------          -----------    -----------

OPERATING EXPENSES

   General and administrative                                        315,202        284,285              938,735        878,437
   Selling                                                            99,232         74,315              352,772        194,709
   Research and development                                           15,164             --               15,164             --
                                                                 -----------    -----------          -----------    -----------
      INCOME FROM OPERATIONS                                         111,217        205,663              440,751        306,108
                                                                 -----------    -----------          -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income                                                     1,015          1,726                1,923          5,527
   Interest expense                                                   (8,439)        (2,882)             (23,129)        (7,652)
                                                                 -----------    -----------          -----------    -----------
      Total                                                           (7,424)        (1,156)             (21,206)        (2,125)
                                                                 -----------    -----------          -----------    -----------
      INCOME BEFORE PROVISION FOR INCOME
         TAXES                                                       103,793        204,507              419,545        303,983
                                                                 -----------    -----------          -----------    -----------
PROVISION FOR INCOME TAXES
   (NOTES 1 AND 5)                                                    35,202          2,001              167,818         11,046
                                                                 -----------    -----------          -----------    -----------

NET INCOME                                                       $    68,591    $   202,506          $   251,727    $   292,937
                                                                 ===========    ===========          ===========    ===========
NET INCOME PER COMMON AND
EQUIVALENT SHARE                                                 $      .017    $      .051          $      .063    $      .075
                                                                 ===========    ===========          ===========    ===========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                                                        3,979,938      3,963,121            3,979,938      3,921,171
                                                                 ===========    ===========          ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                         December 31,
                                                                                               --------------------------------
                                                                                                  1995                 1994
                                                                                               -----------          -----------
                                                                                               (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $   251,727          $   292,937
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                                                   236,501              195,340
   Provision for deferred income taxes                                                             112,818                   --
   Decrease (increase) in accounts receivable                                                      388,147             (234,625)
   Decrease (increase) in inventories                                                             (244,940)             (22,302)
   Decrease (increase) in prepaid expenses                                                          11,976              (23,951)
   Decrease (increase) in other receivables                                                         11,358              (18,385)
   Increase (decrease) in deferred revenue                                                          73,854              (22,720)
   Increase (decrease) in accounts payable
      and accrued expenses                                                                        (343,761)            (270,489)
   Increase (decrease) in other liabilities                                                        (12,598)               7,308
                                                                                               -----------          -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          485,082              (96,887)
                                                                                               -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                             (155,194)            (446,005)
                                                                                               -----------          -----------
      NET CASH USED IN INVESTING ACTIVITIES                                                       (155,194)            (446,005)
                                                                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of short-term borrowings                                                            (127,991)                  --
   Proceeds from sale of stock                                                                          --               11,402
   Proceeds from sale-leaseback of equipment                                                            --               51,198
   Repayments of capital lease obligations and debt                                                (37,241)             (62,810)
                                                                                               -----------          -----------
      NET CASH (USED IN) FINANCING ACTIVITIES                                                     (165,232)                (210)
                                                                                               -----------          -----------

   INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                             164,656             (543,102)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                                             160,792              634,391
                                                                                               -----------          -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                               $   325,448          $    91,289
                                                                                               ===========          ===========
CASH PAID DURING THE PERIOD FOR:
   INTEREST                                                                                    $    23,129          $        --
                                                                                               ===========          ===========
   INCOME TAXES                                                                                $    55,000          $    10,593
                                                                                               ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES:

     The consolidated financial statements included herein for Chesapeake Biological Laboratories, Inc. (the "Company" or "Registrant") and its wholly owned subsidiary, CBL Development Corp. (the "Subsidiary"), have been prepared from the records of the Company without audit and include, in management's opinion, all adjustments necessary for a fair presentation. All such adjustments were of a normal recurring nature. The results for an interim period are not necessarily indicative of results to be expected for a full fiscal year. The financial statements have been prepared in conformity with the accounting principles described in Note 1 to the Financial Statements included in the Company's 1995 Annual Report on
     Form 10-K.

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

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.   INVENTORIES:

     Inventories consist of the following:

                                                    December 31,     March 31,
                                                       1995            1995
                                                    -----------     -----------
          Raw Materials                             $   366,021     $   447,745
          Work-in-Process                             1,310,178         951,872
          Finished Goods                                 19,461          51,103
                                                    -----------     -----------
                                                    $ 1,695,660     $ 1,450,720
                                                    ===========     ===========

4.   LEASES:

     In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving. The lease expires December 31, 1998, with two renewal terms of two years each. The rent expense under the lease agreement was $111,370 and $104,360 for the 9 months ended
     December 31, 1995, and December 31, 1994, respectively.

     The Company's original facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, with two renewal terms of two years each. Related rental payments for the 9 months ended December 31, 1995, and 1994, were $174,860 and $171,100, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

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

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The management discussion below should be read in conjunction with the quarterly financial reports and footnotes as well as the Company's Annual Report on Form 10-K as of March 31, 1995.

Three and nine months ended December 31, 1995 and 1994:

     Operating revenue of $1,182,000 for the quarter ended December 31, 1995, was down 31% from the corresponding quarter last year. Operating revenue for the nine month period ended December 31, 1995, was down 9%, to $4,720,000 as compared to the same period last year. The primary cause of the decrease in operating revenue for the third quarter and the nine month period is a decrease in Vitrax sales resulting from a decision by Allergan to reduce its inventory levels. Modification of invoicing arrangements with another of the Company's customers, Cel-Sci Corporation, resulted in a reduction of recorded revenues, but had little overall effect on gross profit. The Company also established a strategic alliance with Pasadena Research Laboratories, Inc. ("PRL") during the fiscal quarter ended December 31, 1995, for the development, manufacture and marketing of select sterile injectable generic pharmaceuticals. In connection with the establishment of that strategic alliance, the Company received an initial payment of $140,000 from PRL and recorded a portion of that payment, equal to $70,000, as third-quarter revenues.

     Gross profit for the quarter ended December 31, 1995, was $541,000 (46% of Revenues) compared to $564,000 (33% of Revenues) for the comparable quarter last year. Gross profit was $1,747,000 (37% of Revenues) for the nine months ended December 31, 1995 compared to $1,379,000 (26% of Revenues) for the same period last year. The improvement in gross profit as a percent of revenues results primarily from improved production procedures implemented by the Company over the past fifteen months.

     Selling, general administrative and research and development expenses of $430,000 for the quarter ended December 31, 1995, and $1,307,000 for the nine month period ended December 31, 1995, represents an increase of $71,000 and $234,000, respectively, compared to the same periods last year. Expansion of the Company's customer base, and increases in advertising expenses and sales commissions, contributed to the increase in operating expenses over the three and nine month periods ended December 31, 1995. In addition, the Company has expanded its internal customer support staff in order to improve service to both new and existing customers. The Company has launched a new research and development effort to do research on the PRL product line and other research specifically related to products in which existing customers have expressed an interest.

     Third quarter income before taxes of $104,000 was down 49%, while year-to-date pre-tax income of $420,000 was up 38%, as compared to the year-to-date figure for December 31, 1994. The Company recorded a provision for income taxes of $35,000 for the third quarter, compared to $2,000 for the third quarter last year, and recorded a provision for income taxes of $168,000 for the nine month period ended December 31, 1995, compared to $11,000 for the nine month period ended December 31, 1994. The effective tax rate increase to 40%, from approximately 4%, is due to realization of a portion of the deferred tax asset recognized during the last quarter of fiscal year 1995.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     On December 31, 1995, CBL had cash and cash equivalents of $325,000, compared to $161,000 at March 31, 1995. This increase is due to a variety of reasons including profitable operations and decreases in accounts receivable offset by an increase in inventory, a decrease in accounts payable, plus $155,000 in capital expenditures. As of December 31, 1995, there were no draw downs on the $750,000 Revolving Line of Credit available to the Company from First Fidelity Bank.

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          None



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHESAPEAKE BIOLOGICAL
                                       LABORATORIES, INC.



                                       _______________________________________
                                            Registrant



DATE: __________                       By: ___________________________________
                                            N. Bennet Beaty, Ph.D.
                                            President


DATE: __________                       By: ___________________________________
                                            Thomas C. Mendelsohn
                                            Secretary