Form 10-K
period 1996-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1996-06-05
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1996    Commission File Number 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

     Maryland                                52-1176514
(State of incorporation)                     (IRS Employer Identification No.)

11412 Cronridge Drive, Owings Mills, MD      21117          2834
(Address of principal executive offices)     (zip code)     (SIC)

                                 (410) 998-9800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                               -------------------

                 Class A Common Stock, par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  No
                                                ---     ---
     As of May 15, 1996 the aggregate market value of the outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, held by non-affiliates of the Registrant was approximately $6,467,000 based on the closing bid price of the Class A Common Stock on May 15, 1996.

     Number of shares outstanding of each of the Registrant's classes of common stock, as of May 15, 1996.

        Class A Common Stock, par value $.01 per share - 3,979,938 shares

- - --------------------------------------------------------------------------------

     This form 10-K consists of 32 pages. The index to exhibits is set forth on page 18.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
[   ]

                                     PART I
ITEM 1.  BUSINESS

GENERAL OVERVIEW AND STRATEGY

     Chesapeake Biological Laboratories, Inc. (CBL) is a Baltimore based specialty pharmaceutical and medical device manufacturer with emphasis on the formulation, filling, and packaging of small volume sterile liquid products. Capabilities include Class 100 aseptic filling of vials and syringes, sterile filtrations, aseptic packaging and terminal sterilizations. Finished product packaging capability include unit carton, formed tray, Tyvek lid and pouch sealing. In addition, CBL offers a wide range of product and process development services encompassing stable formulation development, package and label design, and process validations of formulation, filling, sterilization, lyophilization, and packaging procedures. In this regard, CBL has developed special skills in handling unique and process sensitive biologically derived products, such as genetically engineered proteins, enzymes and antibodies.

     CBL's customers span the range of the pharmaceutical and medical device industry, from major pharmaceutical firms to small emerging biotechnology companies. The larger firms typically contract with CBL to prepare experimental products for human clinical trials, as well as to manufacture small commercial lots of pharmaceuticals or medical devices no longer suited for large scale production. The smaller biotechnology firms, more often, request considerable product and process development prior to the manufacture of their products.

     Presently, CBL's operating revenues are derived from two principal sources: commercial manufacturing and developmental services.

COMMERCIAL MANUFACTURING

     CBL provides manufacturing services on a contractual basis for Food and Drug Administration (FDA) approved commercial drugs and medical devices as well as experimental products for human clinical trials. All products manufactured by the Company are made in strict compliance with the FDA's Good Manufacturing Practice regulation. The Company's largest manufacturing contracts are with Allergan Botox Ltd., ("Allergan") for the manufacture of VITRAX-TM-, and Solvay Veterinary, Inc. ("Solvay") for the manufacture of EQURON.

DEVELOPMENTAL SERVICES

     The Company offers a wide range of services to other companies to assist in the development of new pharmaceuticals and medical devices. Due to the scope of CBL's developmental services, the Company occupies a unique niche in the support of emerging biotechnology companies. The Company's scientific staff will undertake research and development for a customer which includes research on stable formulations, test method development and validations, and process design and manufacturing validations. In addition, the Company will help the customer select appropriate packaging components, develop stability protocols and conduct accelerated and on-going stability testing. Once a stable formulation is developed and the manufacturing process validated, the product is turned over to CBL's manufacturing group to produce the product for clinical investigations.

MANUFACTURING FACILITIES AND RAW MATERIALS

     CBL's corporate headquarters are in a 19,200 square foot facility in the Crondall Business Park in Owings Mills, a suburb of Baltimore, Maryland. The Company's production operations are located in a 15,000 square foot facility in the Seton Industrial Park, in northwest Baltimore. The Crondall facility houses the Company's executive and administrative offices, Good Manufacturing Practices ("GMP") warehouse facilities and shipping and receiving operations. All of the Company's manufacturing and laboratory operations occur at the Seton facility.

     The Company's production facility is required by law to operate under GMPs, established by the FDA for pharmaceutical manufacturing facilities. GMP regulations establish standards for personnel, equipment, production, quality control, record keeping and other related requirements. In order for any new process or process modification to be implemented, an internal validation to assure reproducibility and testing accuracy must be performed by the Company. This validation effort is periodically checked by FDA inspectors, and failure to comply fully with the FDA findings of irregularity can ultimately result in product recall and/or process shut down.

     The Company has an adequate supply of raw materials for all of its products. No difficulty has been experienced to date in acquiring sufficient quantities of raw materials. All other materials required for manufacturing processes are readily available.

PATENTS AND PROPRIETARY RIGHTS

     Patent and proprietary rights issues play an important role in the pharmaceutical and medical device industries. The Company typically has little involvement with respect to patent and proprietary matters relating to products or compounds manufactured by the Company but developed and owned by others. However, in the event that any of these products are found to infringe the patent or proprietary rights of third parties, the Company could be precluded from continuing to manufacture these products, resulting in a loss of manufacturing revenues.

     In respect to the sodium hyaluronate (HA) based products developed by the Company, including Vitrax-TM-, now owned by Allergan, the Company relies primarily upon trade secrets and proprietary know-how to maintain its competitive position. While management believes that the Company's process for producing HA may in certain respects be patentable, management has determined that enforcement of such a patent would be difficult and have opted to focus instead on protection of the process as a trade secret.

     HA and HA-based products have on several occasions been the subject of patent infringement litigation, sometimes involving the Company. A United States patent entitled "Ultra Pure Hyaluronic Acid and Use Thereof", U.S. Patent Number 4,141,973 was issued to Endre A. Balazs on February 27, 1979 and expired in February 1996.

     While the Company has been a party to two previous lawsuits involving the since expired Balazs patent, both were dismissed without prejudice and without any judicial determination as to whether the activities of the Company with regard to HA-based products, including Vitrax-TM-, infringed the Balazs patent.

COMPETITION

     In general, the competition in the human and veterinary healthcare products industry for the manufacturing and marketing of products is intense. Consequently, CBL chooses to invest its efforts in supporting these firms rather than competing with them. CBL is in a unique position as a supplier of a broad range of manufacturing and developmental services and is thereby insulated, to some extent, from direct competition. The direct competition normally associated with the industry is between biotechnology firms, pharmaceutical, chemical and consumer product companies, any of which could be potential CBL clients.

     CBL's direct competition is limited to a few contract manufacturers and several universities. Many of these do not offer the full range of services available at CBL. However, there are some that can and do effectively compete against specific segments of CBL's range of services.

EMPLOYEES

     As of March 31, 1996, the Company had 48 full-time and 3 part-time employees engaged in manufacturing and distribution, marketing and sales, plus administration and finance. The Company's professional staff includes 5 persons holding doctorate degrees in chemistry or biochemistry.

GOVERNMENTAL REGULATIONS

     As a registered manufacturer of sterile pharmaceuticals and medical devices, CBL's production facility is required to operate under the GMP established by the FDA. The FDA has broad authority to inspect for compliance with GMP regulations and to suspend manufacturing operations and order product recalls if the Company is found to be out of compliance with GMP standards.

ADDITIONAL INFORMATION

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters, warehouse facility and shipping and receiving operations occupy 19,200 square feet in Owings Mills, Maryland. The Company signed a lease dated October 6, 1993, for the facility with the Crondall Lane Limited Partnership. The initial term of the lease expires December 31, 1998 with two, two-year renewal options. The annual rental payments are $147,000 with CBL responsible for all operating and maintenance costs.

     The Company's production facility occupies approximately 15,000 square feet of space in the Seton Industrial Park in Baltimore, Maryland. The Company leases its corporate headquarters pursuant to the terms of a lease agreement with Jiffy Lube International of Maryland, Inc. The lease has an initial term of 6 1/2 years, ending December 31, 1998, with two, two-year renewal options. The operating lease has reduced rental payments in the early years with accelerated payments toward the end of the lease term. The average rental expense of the minimum annual rental payments over the initial 6 1/2 year term is $192,084 per year. CBL is responsible for all administrative, operating and maintenance costs relating to its leased premises.


ITEM 3.   LEGAL PROCEEDINGS
     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The Company's Class A Common Stock is listed on the American Stock Exchange - Emerging Company Marketplace (AMEX-ECM) under the trading symbol "PHD.EC".

     The price range of the Company's Class A Common Stock from April 1, 1995 to March 31, 1996 was:

                         High         Low
                         ----         ---
  Closing price          $2.75      $1.375

Subsequent to March 31, 1996 and through May 15, 1996, the Company's stock has traded at a low of $1.25.

     b) As of May 15, 1996 there were approximately 270 record holders of the Company's Class A Common Stock.

     c) The Company has never declared or paid a cash dividend on its Class A Common Stock. Earnings, if any, are expected to be retained to finance the development of the Company's business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

SUMMARY OF OPERATIONS

                                              Year Ended March 31,
                             -------------------------------------------------------
                                   1996      1995      1994      1993      1992
                                     (in thousands except per share amounts)
Operating Revenue                 $6,174    $6,982    $5,213    $3,453    $2,263
Total Operating Expenses          $5,637    $6,617    $4,649    $3,139    $2,378
Income (Loss) from Operations     $  537    $  365    $  564    $  314    $ (114)
Gain from Extraordinary Items     $  ---    $  ---    $1,055       $42    $  138
Net Income (Loss)                 $  309    $  566    $1,563    $  257    $   (8)
Earnings Per Common Share         $ .078    $ .144    $ .393    $ .069    $(.002)

CONSOLIDATED BALANCE SHEET DATA

                                                        Year Ended March 31,
                                --------------------------------------------------------------------
                                   1996           1995           1994         1993             1992
                                                           (in thousands)

Working Capital                   $2,161         $1,822         $1,493         $1,139         $  416
Total Assets                      $4,320         $4,138         $3,587         $2,264         $1,416
Long Term Obligations             $  319         $  290         $  176         $  911         $  877
Stockholders' Equity              $3,384         $3,075         $2,493         $  875         $   87

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues for the year ended March 31, 1996 decreased $808,000 or 12% compared to a 34% increase at March 31, 1995 compared to fiscal year 1994. Vitrax-TM- sales to Allergan decreased to $2.4 million from $3.4 million in fiscal 1995 due to Allergan's reduction of its inventory levels. In addition, a change in the invoicing procedure to Cel-Sci reduced revenues by $738,000 but had only a minimal effect on CBL margins. Sales to customers other than Allergan and Cel-Sci increased by 43% for the year compared to a 3% decrease for the year ended March 31, 1995. During fiscal year 1996, the Company entered into a strategic alliance with Pasadena Research Laboratories, Inc. (PRL), a privately held development, marketing and distribution organization. The Company will develop, and after FDA approval, manufacture the developed products and PRL will sell the specialty generic products. The Company recorded $161,000 in revenue related to this alliance based upon services provided in the current year. Sales to new customers other than the alliance in fiscal year 1996 totalled $532,000.

     Cost of revenues which includes material, labor and overhead as a percent of revenues were 64%, 73% and 64% for the fiscal years 1996, 1995 and 1994, respectively. The gross margins were 36%, 27% and 36%, respectively for the fiscal years 1996, 1995 and 1994. In addition, the actual gross margin on sales to Allergan increased due to improved manufacturing operations in fiscal year 1996 compared to fiscal year 1995. The fact that Vitrax-TM-, with its improved but still relatively low margin, was a lower percent of overall sales in fiscal year 1996 than in fiscal year 1995 contributed to the overall increase in gross margin as a percentage of revenues. The change in the invoicing procedure to Cel-Sci, while it had little effect on the gross margin dollars, did raise the fiscal year 1996 margin as a percent of revenues.

     Operating expenses include selling, general and administrative plus research and development costs which as a percentage of revenues were 28%, 22% and 26% for the fiscal years 1996, 1995 and 1994, respectively. The fiscal year 1996 costs were 11% over fiscal year 1995 which was 15% over fiscal year 1994. The 1996 cost increase was primarily due to commissions paid to a field sales representative and the full year cost of a manager hired in fiscal year 1995.
In addition, the Company launched a new R&D effort during the third quarter of fiscal year 1996. This function is devoted to product specific R&D and is an extension of CBL's development and processing abilities. Fiscal year 1996 R&D costs were $44,000 compared to none in prior years.

     As discussed in prior year's 10-K reports, during fiscal years 1995 and 1994, the Company renegotiated certain of the long-term contractual obligations to a subsidiary of Allergan, Inc. and to Edward Weck, Inc. a subsidiary of Bristol-Myers Squibb Company. As a result of these renegotiations the Company realized extraordinary gains of $1,055,000 in fiscal year 1994.

     During fiscal year 1996, it was determined that the Company's Contract Manufacturing Agreement with Allergan for the production of Vitrax-TM- will not be renewed beyond its current expiration date of February 1997. The Company's facility remains at this time as the only FDA approved manufacturing facility for Vitrax-TM-, but Allergan is currently seeking approval for the manufacture of Vitrax-TM- at its own facility in Ireland. Until February 1997, and thereafter until such time as Allergan is successful in obtaining FDA approval for manufacture in Ireland, the Company expects to continue to manufacture commercial quantities of Vitrax-TM- for Allergan.

     The Company has recorded a provision for income taxes in fiscal year 1996 and a reduction of the deferred tax asset recorded in fiscal year 1995. The effective tax rate in fiscal year 1996 was 40%. During fiscal year 1995, the Company recorded a deferred tax asset, net of a deferred tax liability, of $210,000 to recognize the future benefit of its remaining net operating loss carryforwards ("NOL") for income tax purposes. The NOL's, generated in prior years which had totaled approximately $2,900,000 as of March 31, 1992, had been reduced to approximately $121,000 as of March 31, 1996, due to profitable operations. Recognition of the deferred tax asset increased fiscal year 1995 net profits by $210,000.

FINANCIAL CONDITION AND LIQUIDITY

     On March 31, 1996, the Company had cash and cash equivalents of $241,000 compared to $161,000 at March 31, 1995. Cash provided by operations of $576,000 was due primarily to earnings plus depreciation and amortization offset by an increase in inventories and the decrease in accounts payable.

     The Company is currently working with Baltimore City and State of Maryland economic development officials, as well as with representatives of the Company's primary bank, to arrange credit enhanced financing for the construction of a new pharmaceutical production facility. In the event that the Company's efforts are successful in this regard, the Company would incur additional equipment leasing obligations, as well as long-term debt as required to finance construction costs.

CAPITAL RESOURCES

     As reported in last year's 10-K, during fiscal year 1995, the Company secured a $750,000 Revolving Line of Credit and a $2,000,000 Equipment Lease/Finance Line of Credit from First Union National Bank. As of March 31, 1996, the Company had no outstanding borrowing against the Revolving Line of Credit and had outstanding leases of $54,000 against the Equipment Lease/Finance Line of Credit.

     As noted above, the Company is currently working with Baltimore City and State of Maryland economic development officials, as well as with representatives of its primary bank to arrange financing for the construction by the Company of a new pharmaceutical production facility. In the event that the Company is successful in this regard, it is anticipated that the existing Revolving Line of Credit will remain in place, and that the existing Equipment/Lease Finance Line of Credit will be replaced with a new equipment leasing line of credit as part of the financing package for the new facility. There can be no assurance, however, that the Company will be successful in its efforts to finalize the financing necessary to construct the new facility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are contained on pages 21 through 24 of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and other key personnel of the Company are as follows:

        Name             Age  Position
        ----             ---  --------
William P. Tew, Ph.D.    50   Chief Executive Officer and Chairman of the Board
Narlin B. Beaty, Ph.D.   46   President, Chief Operating Officer and Director
Thomas C.Mendelsohn      51   Vice President of New Business Development and
                              Director
John T. Janssen          57   Chief Financial Officer, Treasurer
Robert J. Mello, Ph.D.   45   Vice President of Quality and Regulatory Affairs
John C. Weiss, III       47   Director
Regis F. Burke           48   Director

     WILLIAM P. TEW, PH.D. is a founder of the Company and has been Chairman of the Board of the Company since operations began in 1980. Dr. Tew holds a bachelor of science degree in chemistry and a master of science degree in inorganic chemistry from Lamar University and a Ph.D. degree in bio-inorganic chemistry from the University of Idaho. From 1975 to 1977, Dr. Tew was a Post-doctoral Fellow in the Department of Physiological Chemistry at The Johns Hopkins University School of Medicine and worked under the late Dr. Albert Lehninger, a pioneer in the field of biochemistry. From 1977 to 1978, Dr. Tew served as a Senior Research Scientist with Foxboro Analytical, Inc., a major instrumentation company. From 1979 to 1982, Dr. Tew was an Instructor in the Department of Physiological Chemistry and Medicine and from 1982 to 1983 he was an Assistant Professor in the Department of Medicine at The Johns Hopkins University School of Medicine.

     NARLIN B. BEATY, PH.D. joined the Company in 1983 and serves as President and Chief Operating Officer. Dr. Beaty holds a bachelor of science degree in biology and a master of arts degree in botany from the University of Texas, and a Ph.D degree in biological chemistry from the University of Michigan at Ann Arbor. His professional associations include the American Association for the Advancement of Science, the American Chemical Society, and the Biophysical Society. In 1974, Dr. Beaty was awarded a scientific merit grant from the University of Texas and between 1975 and 1983 he was the recipient of fellowship awards from the National Institutes of Health. At CBL, Dr. Beaty has progressively held the positions of Senior Research Chemist, Director of Development, Chief Technical Officer, Acting President, and President.

     THOMAS C. MENDELSOHN joined the Company in 1991 and serves as Vice President of New Business Development and Corporate Secretary. Mr. Mendelsohn holds a bachelor of arts degree in management from the University of Baltimore. From 1966 to 1991, Mr. Mendelsohn served on the Board of Directors and was an officer of Barre-National Inc., a pharmaceutical company located in Baltimore, Maryland. For the last 12 of those years, he served as Senior Vice President of Sales and Marketing.

     JOHN T. JANSSEN joined the Company in January 1993 as Chief Financial Officer. Mr. Janssen, a Certified Public Accountant, has a bachelor of science degree in accounting from Lehigh University and a masters in business management from Central Michigan University. He has over 30 years of diversified financial management experience including pharmaceutical, food processing and consumer product companies. In the twelve years prior to joining CBL he was on the board of directors and was the Chief Financial Officer of both Barre-National Inc. (Baltimore) and Genesee Brewing Co. (Rochester, NY).

     ROBERT J. MELLO, PH.D. rejoined the Company in February 1994 and serves as Vice President of Quality and Regulatory Affairs. Dr. Mello holds a bachelor of science degree in biology and a Ph.D. degree in Biochemistry from The Johns Hopkins University School of Medicine. Dr. Mello had been with the Company for 10 years before joining Lederle Laboratories in 1992 as Manager, Validation Services. At Lederle he established, coordinated and monitored validation programs at 4 sites. During his 10 years with the Company Dr. Mello served originally as Director of Research and Development and then as Director, Quality Assurance and Regulatory Affairs and Corporate Secretary.

     JOHN C. WEISS, III has been a director of CBL since 1986. He currently is the Managing General Partner of Anthem Capital, L.P., a Baltimore based venture capital firm. Currently, Mr. Weiss is affiliated with the NASBIC and has a seat on the Board of Governors. Previously, he was the managing director of The Maryland Venture Capital Trust from 1990 to 1994. From 1984 to 1990, Mr. Weiss was the managing director of the Baltimore office of Arete Ventures, and from 1982 to 1984 a senior vice president with the Baltimore Economic Development Corporation.

     REGIS F. BURKE became a Director of the Company in April 1995. Mr. Burke is a Certified Public Accountant who started his own practice in 1988. Mr. Burke specializes in corporate transaction consulting, business planning, business valuation and litigation support services. Prior to 1988, Mr. Burke was a partner with Touche Ross & Co. an international accounting and management consulting firm.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of The Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file a report of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that with respect to the Company's fiscal years 1996, 1995 and 1994 all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 11.  EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION COMMITTEE REPORT

     As members of the Compensation Committee of the Chesapeake Biological Laboratories Board of Directors, it is our duty to exercise the power and authority of the Board of Directors with respect to the compensation of the Company's executive officers.

GENERAL COMPENSATION POLICY

     Under the supervision of the Compensation Committee, the Company has developed a compensation policy which is designed to attract and retain qualified key executives critical to the Company's success and to provide such executives with performance-based incentives tied to the growth and profitability of the Company. It is our objective to have a portion of each officer's compensation contingent upon the Company's performance as well as upon the individual's contribution to the success of the Company as measured by personal performance. Accordingly, each executive officer's compensation package is fundamentally comprised of three elements: (i) base salary which reflects individual performance and expertise; (ii) an incentive compensation tied to the Company's profit, payable as an adjustment to base salary, and (iii) long-term stock-based incentive awards through the Company's Employee Incentive Stock Option Program which strengthen the mutuality of interests between the executive officers and the Company's stockholders.

FACTORS

     Because the Company is in a growth stage, the use of traditional standards (such as profit levels and return on equity) are not appropriate as the sole factor in evaluating the performance of its executive officers. Several of the more important factors which were considered in establishing the components of each executive officer's compensation package for the 1996 fiscal year are summarized below. Additional factors were also taken into account, and we may at our discretion apply entirely different factors, particularly different measures of performance, in setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general compensation policy indicated above.

BASE SALARY

     Base compensation is established through negotiation between the Company and the executive at the time the executive is first hired, and then subsequently when the executive's base compensation is subject to review or reconsideration. When establishing or reviewing base compensation levels for each executive officer, the Compensation Committee considers numerous factors, including the qualifications of the executive and the amount of relevant individual experience the officer brings to the Company, strategic goals for which the executive has responsibility, compensation levels at companies at a comparable stage of development who compete with the Company for business and executive talent and the incentives which are necessary to attract and retain qualified management.

INCENTIVE COMPENSATION

     In addition to the base salary, the Board of Directors has adopted an Incentive Compensation Program whereby the annual base salary of specified Company executives may be increased based on the profit of the Company at the end of each fiscal year. The base salaries of 7 executives were increased during the year to reflect the adjustments specified under the Incentive Compensation Program. No cash bonuses were granted to the Company's executive officers in the fiscal year ended March 31, 1996.

LONG-TERM COMPENSATION

     Each executive officer of the Company is eligible for stock option awards under the Company's Employee Incentive Stock Option Program which is designed to give the recipient a significant equity stake in the Company and thereby closely align their interests with those of the Company's stockholders. Factors considered include the executive's or key employee's position in the Company, his or her performance and responsibilities, and the extent to which he or she already holds an equity stake in the Company. During the year, grants of 20,000 shares each were issued to: N. Beaty, J. Janssen, R. Mello, and T. Mendelsohn at an option price of $1.50 per share.

CEO COMPENSATION

     The annual base salary review of William P. Tew, Ph.D., the Company's Founder and Chief Executive Officer was completed as of July 1, 1995, when his base salary was set at $162,908. Dr. Tew's total cash compensation (base plus incentive) for the fiscal year ended March 31, 1996 was $177,916. In setting Dr. Tew's base salary we determined that he had made significant achievements over the past several years which were important to the Company's future growth and could assist the Company in enhancing stockholder value.

     We conclude our report with the acknowledgement that no member of the Compensation Committee is a former or current officer or employee of the Company.

     Compensation Committee, March 31, 1996

          John C. Weiss, III
          Regis F. Burke

SUBSEQUENT TO MARCH 31, 1996

     Mr. John C. Weiss, III, a member of the Board of Directors since 1986, was appointed President of the Company in May 1996. Mr. Weiss remains a Director but has resigned from the Compensation Committee, Stock Option Committee, and Audit Committee. Mr. Harvey L. Miller has been appointed to the Board of Directors, the Compensation Committee, Stock Option Committee and Audit Committee. Mr. Miller, age 56, has been Chairman of GSI Corporation since 1980 and President of DM Realty Corp since 1986.

STOCK PERFORMANCE GRAPH

     The graph depicted below shows the Company's stock price as an index assuming $100 invested on March 31, 1991, along with the composite prices of companies listed on the NASDAQ Biotech Index and AMEX Value Index.

                       Comparison of Five-Year Cumulative
                    Total Return Among CBL, AMEX Value Index,
                              NASDAQ Biotech Index




                                     [GRAPH]

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                  3/31/91    3/31/92   3/31/93  3/31/94   3/31/95    3/31/96
- - --------------------------------------------------------------------------------
 Chesapeake
 Bio. Labs. Inc.  $100.00    $200.00   $260.00  $560.00   $380.00    $240.00

 AMEX Value
 Index            $100.00    $110.00   $117.88  $123.36   $129.29    $159.07

 NASDAQ
 Biotech Index    $100.00    $136.58   $97.50   $97.67    $71.93     $126.67
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Company believes the NASDAQ Biotech Index is a reasonable peer group comparison.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four other highest paid executive officers for services rendered in all capacities to the Company for each of the last three fiscal years.

                                     TABLE I

                              SUMMARY COMPENSATION

                              ANNUAL COMPENSATION

Name                                               Other             Long-Term
and                                                Annual            Compensation
Principal                             Salary       Compensation      Stock
Position                  Year         ($)         ($)               Options (#)
- - --------------------------------------------------------------------------------
William P. Tew, Ph.D.     1996        177,916          1,232(1)         ---
Chairman and              1995        166,357          1,910(1)         ---
CEO                       1994        155,717            694(1)         ---

N. Bennet Beaty, Ph.D.    1996        141,106                        20,000
President                 1995        131,938            ---            ---
                          1994        123,409            ---            ---

John T. Janssen           1996        130,546                        20,000
Chief Financial           1995        105,625            ---            ---
Officer                   1994         91,931            ---            ---


Thomas C. Mendelsohn      1996        131,983                        20,000
Vice President New        1995        123,907            ---            ---
Business Development      1994        115,982            ---            ---

Robert J. Mello(2)        1996        123,959                        20,000
Vice President            1995        110,853            ---            ---
Quality                   1994         18,000            ---         50,000

(1) Represents amounts paid to the Company for life insurance premiums on behalf of Dr. Tew.
(2) Dr. Mello rejoined the Company in February, 1994 as Vice President of Quality and Regulatory Affairs.

     All employees of the Company are eligible to receive stock option awards through the Company's Employee Incentive Stock Option Program. The granting of such stock option awards are made at the sole discretion of the Stock Option Committee of the Board of Directors. It is the Company's philosophy to encourage equity ownership of the Company by its employees, thereby aligning their interest with those of the Company's stockholders. Factors considered in granting stock options include the employee's position in the Company, his or her performance and responsibilities, and the extent the employee already holds an equity stake in the Company.

     At present the Company does not award cash bonuses, nor offer any other long-term incentive compensation. The Company established a 401K-Profit Sharing Plan for all full-time CBL employees with six months service with the Company. Employees may contribute up to 10% of their salary to the plan and the Company may match the first 3% of salary the employee contributes to the plan. The original entry date for the 401K plan for all eligible employees was October 1, 1993. The Company suspended the matching of employee contributions as of July 31, 1994.

     The Company, may at its option, contribute a variable percent of eligible employee salaries to the employee's account in the plan. For the year ended March 31, 1996 and 1995 the Company chose not to contribute to this plan.

STOCK OPTIONS

     Stock option grants of 114,500 shares at $1.50 per share were made to 39 employees during the 1996 fiscal year under the Company's Employee Incentive Stock Option Program.

OPTION EXERCISES AND HOLDINGS

     The table below sets forth information concerning the exercise of options during the 1996 fiscal year and unexercised options held as of the end of the fiscal year by the Company's Chief Executive Officer and the Company's three other most highly paid executive officers.

                                    Table III

              Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                           Value of
                                                     Number of             Unexercised
                                                     Unexercised           In-the-Money
                                                     Options               Options
                                                     at Fiscal             at Fiscal
                         Acquired       Value        Year-End (#)          Year-End ($)(1)
                         on Exercise    Realized     Exercisable (E)/      Exercisable (E)/
Name                     (#)            ($)          Unexercisable (U)     Unexercisable (U)
- - --------------------------------------------------------------------------------------------

William P. Tew, Ph.D.          ---          ---          0 (U)                   $0
N. Bennet Beaty, Ph.D.         ---          ---          20,000 (U)              $0
John T. Janssen                ---          ---          25,000 (E)              $0 (E)
                                                         45,000 (U)              $0 (U)
Thomas C. Mendelsohn           ---          ---          25,000 (E)              $0 (E)
                                                         45,000 (U)              $0 (U)

- - --------------------
(1) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price. The fair market value on March 31, 1996 was $1.50/share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

     Effective as of July 1, 1995, the Company entered into employment agreements with each of its executive officers. These agreements generally provide for payment of a stated base salary, together with incentive compensation in an amount to be determined by the Board of Directors or Compensation Committee from time to time. The base salary established in the employment agreements for each of the Company's executive officers is subject to a pro rata downward adjustment in the event of a significant and sustained downturn in the financial performance, condition or prospects of the Company.
In addition, the employment agreements provide for severance payments of varying amounts to the executive officers of the Company in certain circumstances. Drs. Tew and Beaty are entitled to receipt of severance payments of approximately two times their aggregate annual compensation, in the case of Dr. Tew, upon termination of his employment either following a change of control of the Company or breach by the Company of the employment agreement, or for good reason (generally defined as diminution of title or responsibilities, termination of benefit plans, or Company relocation), and, in the case of Dr. Beaty, upon termination of his employment either following breach by the Company of his employment agreement or for good reason. Messrs. Janssen and Mendelsohn, and Dr. Mello, are each entitled to receipt of severance payments in an amount equal to approximately their annual aggregate compensation upon termination of their employment following breach by the Company of their respective employment agreements or for good reason.

     The employment agreements are, in the case of Dr. Tew, for an initial term of four years, with successive four-year renewal terms; in the case of Dr. Beaty, for an initial term of four years, with successive three-year renewal terms; and in the case of Messrs. Mendelsohn and Janssen, and Dr. Mello, for an initial term of two years with successive two-year renewal terms.

     The base salary established in the employment agreements for Dr. Tew and Dr. Beaty is $162,900 and $129,200, respectively. The base salary applicable to Messrs. Janssen and Mendelsohn, and Dr. Mello, is $121,300, $121,300, and $118,700, respectively. The base salary applicable to any executive officer may be increased through action of the Compensation Committee from time to time. Pursuant to the employment agreements, each of the executive officers is required to devote substantially all his business time to Company related matters and has agreed not to solicit clients or customers of the Company for a period following termination of employment.

COMPENSATION OF BOARD OF DIRECTORS

     The members of the Company's Board of Directors who are also officers or otherwise employees of the Company do not receive compensation for service as Directors. Compensation for each of the Company's two outside Directors, John
C. Weiss, III and Regis F. Burke, was reduced as of July 1, 1995 from $15,600 annually to $9,600 per year. Messrs. Weiss and Burke were also each granted an option during fiscal year 1996 to purchase 8,000 shares of the Company's Class A Common Stock, at $1.50 per share, pursuant to a 1995 Director's Agreement. Mr. Weiss continues to hold an option to purchase an additional 6,250 shares of the Company's Class A Common Stock at $.80 per share, granted to him pursuant to a 1986 Director's Agreement. The Company has a right of first refusal in the event that either director wishes to sell shares acquired under their respective Director's Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 15, 1996, with respect to the number of shares owned by each person who is known by the Company to own beneficially 5% or more of its Class A Common Stock, each director of the Company and all directors and officers of the Company as a group.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
   Name and Address of             Shares Beneficially  Percentage Beneficially
    Beneficial Owner                     Owned(1)               Owned
- - --------------------------------------------------------------------------------
 William P. Tew, Ph.D.             437,038(2)            11.0%
 11412 Cronridge Drive
 Owings Mills, MD  21117
- - --------------------------------------------------------------------------------
 Joanne W. Tew                      265,250               6.7%
 911 Arran Road
 Baltimore, MD  21239
- - --------------------------------------------------------------------------------
 Regis F. Burke                       6,800               0.2%
 6 Kincaid Court
 Baldwin, MD  21013
- - --------------------------------------------------------------------------------
 Narlin B. Beaty, Ph.D.             171,405               4.3%
 15 Thurkill Court
 Cockeysville, MD  21030
- - --------------------------------------------------------------------------------
 Thomas C. Mendelsohn                75,615(3)            1.9%
 2117 Burdock Road
 Baltimore, MD  21209
- - --------------------------------------------------------------------------------
 John C. Weiss, III                  15,770(4)            0.4%
 5907 Charlesmead Ave.
 Baltimore, MD  21212
- - --------------------------------------------------------------------------------
 All directors and officers as      812,715(5)           20.4%
 a group (7 persons)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

(1) Unless otherwise noted, all shares indicated are held with sole voting and sole investment power.
(2) Includes 435,038 shares with sole voting and dispositive power and 2,000 shares with sole voting power only.
(3) Includes 25,000 shares purchasable under option exercisable within 60 days of May 15, 1996.
(4) Includes 6,250 shares purchasable under option exercisable within 60 days of May 15, 1996
(5) Includes 56,250 shares purchasable under option exercisable within 60 days of May 15, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1).   FINANCIAL STATEMENTS
                                                                     Page Number
                                                                     -----------

     Report of Independent Public Accountants. . . . . . . . . .        20
     Consolidated Balance Sheets - March 31, 1996
             and 1995. . . . . . . . . . . . . . . . . . . . . .        21
     Consolidated Statements of Income - Years
            Ended March 31, 1996, 1995 and 1994. . . . . . . . .        22
     Consolidated Statements of Changes in Stockholders'
            Equity - Years Ended March 31, 1996,
            1995 and 1994. . . . . . . . . . . . . . . . . . . .        23
     Consolidated Statements of Cash Flows -
            Years Ended March 31, 1996, 1995 and 1994. . . . . .        24
     Notes to Consolidated Financial Statements. . . . . . . . .        25

     (a)(2).   SCHEDULES

Schedule Number              Description                             Page Number
- - ---------------              -----------                             -----------

     II             Valuation and Qualifying Accounts.                  32

     (a)(3).   EXHIBITS                                                 Page No.

      *3(a) Articles of Amendment and Restatement.
   ****3(b) Amended and Restated By-Laws of the Registrant
      *4    Article Fifth of the Articles of Incorporation. See Exhibit 3(a)
            above.
     *10(a) Assignment and Agreement, dated March 8, 1980, between
            William P. Tew, Ph.D., and the Registrant.
     *10(b) Incentive Stock Option Plan of the Registrant.
     *10(c) Second Incentive Stock Option plan of the Registrant.
     *10(d) Third Incentive Stock Option Plan of the Registrant.
     *10(e) Director's Agreement dated May 5, 1986, between John C.
            Weiss, III and the Registrant.
     *10(f) Lease, dated December 26, 1986, between Centennial/Warren
            Technology Associates Limited Partnership, as predecessor of
            Jiffy Lube International of Maryland, Inc., and the Registrant.
     *10(g) Advisory Agreement, dated January 1, 1987, between Joseph W.
            Burnett and the Registrant.
     *10(h) Advisory Agreement, dated January 1, 1987, between David S.
            Hungerford and the Registrant.
     *10(i) Agreement, dated May 16, 1983 between E.R. Squibb & Sons, Inc.
            and the Registrant, and notice and consent to assignment dated
            October 10, 1985, among Squibb, Solvay Veterinary, Inc. and the
            Registrant.
     *10(j) Agreements, dated December 7, 1987 between Solvay Veterinary,
            Inc., and the Company.
   ***10(k) Lease Agreement dated October 6, 1993 by and between the
            Company and Crondall Lane Limited Partnership.
    **10(l) Contract Manufacturing Agreement, dated January 1, 1991, by and between the Registrant and Allergan Pharmaceuticals (Ireland), Ltd.,
            Inc.
      10(m) Loan and Security Agreement, dated September 2, 1994, by and between the Registrant and the Bank of Baltimore Bancorp Leasing and
            Financial, Inc., both now known as First Fidelity Bank, N.A.
 *****10(n) Employment Agreement dated as of July 1, 1995 by and between the
            Registrant and William P. Tew, Ph.D.
 *****10(o) Employment Agreement dated as of July 1, 1995 by and between the
            Registrant and Narlin B. Beaty, Ph.D.
 *****10(p) Employment Agreement dated as of July 1, 1995 by and between the
            Registrant and Thomas C. Mendelsohn.
 *****10(q) Employment Agreement dated as of July 1, 1995 by and between the
            Registrant and John T. Janssen.
 *****10(r) Employment Agreement dated as of July 1, 1995 by and between the
            Registrant and Robert J. Mello, Ph.D.
     *22    Subsidiary of the Registrant.

_________________
       * Incorporated by reference to Exhibits to Company's Registration Statement on Form S-18 (No. 33-17655).
      ** Incorporated by reference to Exhibits to Company's Annual Report on
         Form 10-K for Fiscal Year Ended March 31, 1994.
     *** Incorporated by reference to Company's Form 10-K/A, Amendment No.1 to
         Annual Report on Form 10-K for Fiscal Year Ended March 31, 1994.
    **** Incorporated by reference to Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1994.
   ***** Incorporated by reference to the Company's Quarterly Report on Form 10-
         Q for fiscal quarter ended June 30, 1995.

     (b)  REPORTS ON FORM 8-K
          None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CHESAPEAKE BIOLOGICAL LABORATORIES, INC.



By:  /s/N. Bennet Beaty/
   ------------------------------------
     N. Bennet Beaty, President


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                    Date
- - ---------                          -----                    ----


/s/N. Bennet Beaty, Ph.D./         President                May 15, 1996
- - ------------------------------
N. Bennet Beaty, Ph.D.




/s/Regis F. Burke/                 Director                 May 15, 1996
- - ------------------------------
Regis F. Burke




/s/Thomas C. Mendelsohn/           Secretary                May 15, 1996
- - ------------------------------
Thomas C. Mendelsohn




/s/William P. Tew, Ph.D./          Chairman of the Board    May 15, 1996
- - ------------------------------     of Directors
William P. Tew, Ph.D.




/s/John C. Weiss, III/             Director                 May 15, 1996
- - ------------------------------
John C. Weiss, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Chesapeake Biological Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Chesapeake Biological Laboratories, Inc. (a Maryland corporation) and subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Biological Laboratories, Inc. and subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statement, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






Baltimore, Maryland
May 1, 1996

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1996 AND 1995

                                                               1996           1995
                                                               ----           ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                        $  240,583     $  160,792
  Accounts receivable, net of allowance
    for doubtful accounts of $16,400 and
    $4,000, respectively                                       616,458        673,893
  Inventories (Notes 1 and 3)                                1,687,616      1,450,720
  Prepaid expenses                                              43,637         48,706
  Other receivables                                             55,168         17,513
  Deferred tax asset (Note 11)                                 134,639        243,000
                                                            ----------     ----------
    TOTAL CURRENT ASSETS                                     2,778,101      2,594,624

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)                  1,514,167      1,515,639
OTHER ASSETS                                                    27,690         27,690
                                                            ----------     ----------
    TOTAL ASSETS                                            $4,319,958     $4,137,953
                                                            ----------     ----------
                                                            ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $  351,742     $  465,600
  Short term borrowings (Note 5)                                   ---        127,991
  Current portion of long term debt and
    capital lease obligations (Notes 2, 6 and 7)                49,769         51,295
  Deferred revenue (Note 1)                                    215,513        127,983
                                                            ----------     ----------
    TOTAL CURRENT LIABILITIES                                  617,024        772,869

LONG TERM LIABILITIES:
  Long term debt and capital lease obligations, net
    of current portion (Notes 2, 6 and 7)                      105,668        154,240
  Other liabilities (Note 7)                                    82,657        102,771
  Deferred tax liability (Note 11)                             130,598         33,000
                                                            ----------     ----------
    TOTAL LIABILITIES                                          935,947      1,062,880
                                                            ----------     ----------

COMMITMENTS AND CONTINGENCIES
(NOTES 2, 7, AND 8)

STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01 per share;
    8,000,000 shares authorized; 3,979,938 and
    3,979,938 shares issued and outstanding                     39,799         39,799
  Class B common stock, par value $.01 per share;
    2,000,000 shares authorized; no shares issued
    and outstanding                                                ---            ---
  Additional paid-in capital                                 3,827,182      3,827,182
  Accumulated deficit                                         (482,970)      (791,908)
                                                            ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY (NOTE 9)                      3,384,011      3,075,073
                                                            ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $4,319,958     $4,137,953
                                                            ----------     ----------
                                                            ----------     ----------

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                                1996           1995           1994
                                                ----           ----           ----
OPERATING REVENUE (NOTE 10)                  $6,174,148     $6,981,788     $5,213,435

COST OF REVENUE                               3,927,331      5,077,688      3,316,433
                                             ----------     ----------     ----------

GROSS PROFIT                                  2,246,817      1,904,100      1,897,002

OPERATING EXPENSES:

  General and administrative                  1,210,093      1,230,076      1,052,232
  Selling                                       454,934        308,612        280,808
  Research and development                       44,313            ---            ---
                                             ----------     ----------     ----------
    INCOME FROM OPERATIONS                      537,477        365,412        463,962
                                             ----------     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income                                 4,600          6,065         18,782
  Interest expense (Notes 2, 5, 6, and 7)       (27,180)       (14,538)       (67,226)
                                             ----------     ----------     ----------
                                                (22,580)        (8,473)       (48,444)
                                             ----------     ----------     ----------

    INCOME BEFORE PROVISION (BENEFIT) FOR
      INCOME TAXES AND EXTRAORDINARY ITEM       514,897        356,939        515,518

PROVISION (BENEFIT) FOR INCOME TAXES
  (NOTES 1 AND 11)                              205,959       (208,955)         7,826
                                             ----------     ----------     ----------

    INCOME BEFORE EXTRAORDINARY ITEM            308,938        565,894        507,692

EXTRAORDINARY ITEM:
  Gain on debt restructuring (Note 2)               ---            ---      1,055,497
                                             ----------     ----------     ----------

NET INCOME                                   $  308,938     $  565,894     $1,563,189
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

PER COMMON AND EQUIVALENT SHARE:
  Income before extraordinary item           $     .078     $     .144     $     .128

  Extraordinary item                                ---            ---           .265
                                             ----------     ----------     ----------
  Net income                                 $     .078     $     .144     $     .393
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING (NOTE 1)                          3,979,938      3,928,131      3,979,415
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------


  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                         Additional         Accumulated
                                            Shares      Par Value      Paid-In Capital        Deficit          Total
                                            ------      ---------      ---------------      -----------        -----
BALANCE, MARCH 31, 1993                  3,665,852       $ 36,658        $3,759,442         $(2,920,991)    $  875,109

Issuance of shares
  pursuant to exercise
  of stock options                         224,200          2,242            52,550                 ---         54,792

Net income                                     ---            ---               ---           1,563,189      1,563,189
                                        ----------       --------        ----------        ------------     ----------
BALANCE, MARCH 31, 1994                  3,890,052         38,900         3,811,992          (1,357,802)     2,493,090

Issuance of shares
  pursuant to exercise
  of stock options                          89,886            899            15,190                 ---         16,089

Net income                                     ---            ---               ---             565,894        565,894
                                        ----------       --------        ----------        ------------     ----------
BALANCE, MARCH 31, 1995                  3,979,938         39,799         3,827,182            (791,908)     3,075,073

Net income                                     ---            ---               ---             308,938        308,938
                                        ----------       --------        ----------        ------------     ----------
BALANCE, MARCH 31, 1996                  3,979,938        $39,799        $3,827,182         $  (482,970)    $3,384,011
                                        ----------       --------        ----------        ------------     ----------
                                        ----------       --------        ----------        ------------     ----------

  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                1996           1995           1994
                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 308,938      $ 565,894     $1,563,189
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Depreciation and amortization                                319,827        274,115        165,768
  Provision (benefit) for deferred income taxes                205,959       (210,000)           ---
  Imputed interest on long-term debt                               ---            ---         66,473
  Pre-tax gain on extraordinary items                              ---            ---     (1,071,751)
  Decrease (increase) in accounts receivable                    57,435       (363,388)       221,182
  Increase in inventories                                     (236,896)      (134,593)      (523,658)
  Decrease (increase) in prepaid expenses                        5,069        (30,397)        (5,574)
  (Increase) decrease in other receivables                     (37,655)       113,672       (131,185)
  Increase in other assets                                         ---            ---        (11,201)
  (Decrease) increase in inventory due Allergan                    ---       (300,000)       300,000
  (Decrease) increase in accounts payable and
    accruals                                                  (113,858)        96,728        184,417
  Increase (decrease) in deferred revenue                       87,530        (60,225)       157,598
  (Decrease) increase in other liabilities                     (20,114)         9,744          9,744
                                                             ---------      ---------    -----------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                     576,235        (38,450)       925,002
                                                             ---------      ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (318,355)      (578,493)      (602,772)
                                                             ---------      ---------    -----------
    NET CASH USED IN INVESTING ACTIVITIES                     (318,355)      (578,493)      (601,772)
                                                             ---------      ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) of/proceeds from short term
    borrowings - net                                          (127,991)       127,991            ---
  (Repayments) of/proceeds from long term debt                 (21,231)        70,297         24,560
  Repayments of capital lease obligations                      (28,867)       (26,123)        (1,534)
  Repayments of long term debt                                     ---        (44,910)       (46,633)
  Net proceeds from sale of stock                                  ---         16,089         54,792
                                                             ---------      ---------    -----------
    NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                              (178,089)       143,344         31,185
                                                             ---------      ---------    -----------
  INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 79,791       (473,599)       354,415
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          160,792        634,391        279,976
                                                             ---------      ---------    -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $ 240,583      $ 160,792    $   634,391
                                                             ---------      ---------    -----------
                                                             ---------      ---------    -----------
CASH PAID DURING THE YEAR FOR:
  Interest                                                   $  27,180      $  14,538    $       753
                                                             ---------      ---------    -----------
                                                             ---------      ---------    -----------
  Income taxes, net of refunds                               $  55,000      $  12,593     $   37,148
                                                             ---------      ---------    -----------
                                                             ---------      ---------    -----------
NON-CASH TRANSACTIONS:
  Acquisitions of property and equipment
    under capital lease obligations                          $     ---      $  62,474    $    81,999
                                                             ---------      ---------    -----------
                                                             ---------      ---------    -----------

  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1992, 1991 AND 1990

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of Chesapeake Biological Laboratories, Inc. (CBL), and its wholly-owned subsidiary, CBL Development Corp.

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

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts invested in accounts with a maturity of three months or less which are readily convertible to known amounts of cash.

     REVENUE RECOGNITION

     The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenues represent deposits normally required of development customers.

     INCOME TAXES

     Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 11).

     PER SHARE INFORMATION

     Per share information is based on the weighted average number of shares of common and common equivalent shares outstanding. The Company uses the Treasury Stock method to calculate the dilutive effect of outstanding warrants and options at period end based on the Company's stock price on the AMEX Emerging Company Marketplace.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with current year presentation.

2.   STRATEGIC ALLIANCES:

     As a result of negotiations during fiscal 1994, Allergan, a major customer, has forgiven all of the indebtedness outstanding from CBL to Allergan, which had been evidenced by a Note of $850,000. As a result of the forgiveness of indebtedness, CBL realized an extraordinary gain of approximately $769,000, net of taxes, in fiscal 1994. In addition, a security interest formerly held by Allergan in substantially all of CBL's assets was released and certain of the terms applicable to the manufacture and purchase arrangements existing for Vitrax-TM- were revised. In connection with the forgiveness, the Company agreed to relieve Allergan of its obligation to purchase certain quantities of Vitrax-TM- from the Company through 1995. Satisfaction of these purchase obligations had previously been conditions precedent to the Company's obligation to repay the Note to Allergan. Allergan remains obligated to purchase up to 240,000 units per year of their Vitrax-TM- requirements which are to be resold in the United States, exclusively from CBL until February 1997. The manufacturing agreement between the Company and Allergan for the manufacture of Vitrax-TM- will expire in February 1997. The Company will supply Vitrax-TM- to Allergan beyond that date if Allergan's new production facility in Ireland has not received FDA approval.

     During the fourth quarter of fiscal 1994, a contingent Note Payable to Weck, shown as $349,000 on the Company's Balance Sheets as of March 31, 1994, was compromised and settled. Under the terms of this compromise and settlement, the Company agreed to make payments in the amount of $66,500 in full satisfaction of the contingent Note, $26,500 of which was paid in March 1994, with the balance of $40,000 paid in April 1994. As a result, the Company had an additional extraordinary gain of approximately $286,000, net of taxes, in fiscal 1994. Also as part of the compromise and settlement of the contingent Note, a security interest formerly held by Weck in certain of the Company's assets was released.

3.   INVENTORIES:

     Inventories consisted of the following at March 31, 1996 and 1995:

                                           1996                      1995
                                           ----                      -----

          Raw materials                $  371,954                $  447,745
          Work-in-process               1,288,163                   951,872
          Finished goods                   27,499                    51,103
                                       ----------                ----------
                                       $1,687,616                $1,450,720
                                       ----------                ----------
                                       ----------                ----------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following at March 31, 1996 and 1995:

                                                1996           1995
                                                ----           ----

          Laboratory equipment              $ 2,147,367    $ 1,984,909
          Furniture and fixtures                352,792        344,965
          Leasehold improvements                511,530        363,460
                                            -----------    -----------
                                              3,011,689      2,693,334
          Less: Accumulated depreciation     (1,497,522)    (1,177,695)
                                            -----------    -----------
                                            $ 1,514,167    $ 1,515,639
                                            -----------    -----------
                                            -----------    -----------

     Depreciation and amortization expense for the years ended March 31, 1996, 1995 and 1994 was $319,827, $274,115, and $165,768, respectively.

5.   BANK FINANCING ARRANGEMENTS:

     During fiscal 1995, the Company obtained a $750,000 Revolving Line of Credit Facility and a $2,000,000 Equipment Leasing/Financing Credit Facility, both of which are secured by the Company's inventory and accounts receivable, and by the equipment financed by the Company through the facilities. The Revolving Credit Facility, which is used to fund operating requirements, provides for interest at .5% over prime. The aggregate outstanding balance on the Revolving Credit Facility as of March 31, 1996 and 1995, was $0 and $128,000, respectively. The average outstanding balance on the Revolving Credit Facility for fiscal year 1996 and 1995, was $86,000 and $64,000, respectively. The average interest rate on the Revolving Credit Facility for fiscal year 1996 and 1995, was 9.0% and 9.5%, respectively. The Equipment Facility includes an operating lease facility under which specific items of equipment may be acquired by the Bank and leased to the Company. Interest accrues on borrowings under the line of credit portion of the Equipment Facility at prime plus 1%; and interest accrues on borrowings under the term loan portion of the Equipment Facility at either prime plus 1% or at a fixed per annum rate based upon the rate then applicable to United States Treasury Securities having a term equivalent to the term of the Term Loan. The interest rate applicable under the lease portion of the Equipment Facility is based on the then applicable rate for the 5-year U.S. Treasury Note.

6.   LONG TERM DEBT:

     The Company's long term debt as of March 31, 1996 consists of a vehicle and an equipment loan. The vehicle loan bears interest at 6.9% and is repayable through December 8, 1998 in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   LONG TERM DEBT, CONTINUED:

     The remaining principal payments on the vehicle and equipment loans as of March 31, 1996, are as follows:

                              Year Ended
                               March 31,          Amount
                              ---------           ------

                              1997               $22,420
                              1998                22,420
                              1999                21,192
                              2000                 1,457
                                                 -------
                                                 $67,489
                                                 -------
                                                 -------

7.   LEASES:

     In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving functions. The lease expires
     December 31, 1998 with two renewal terms of two years each. The rent expense under the lease agreement was $147,002, $139,186, and $41,910 for the years ended March 31, 1996, 1995 and 1994, respectively.

     The Company's original facility will be primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewable terms of two years each. Related rental payments for the years ended March 31, 1996, 1995 and 1994, were $232,782, $228,683, and $224,058, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

     During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999.

     At March 31, 1996 the aggregate minimum annual lease payments were as

            Year Ended                          Capital       Operating
             March 31                           Leases         Leases
            ----------                          ------         ------

               1997                            $ 38,909       $222,151
               1998                              38,909        222,151
               1999                              36,244        166,613
               2000                               1,122            ---
                                               --------       --------
                                                115,184       $610,915
          Less interest                         (27,236)      --------
                                               --------       --------
          Present value of future
          minimal lease payments               $ 87,948
                                               --------
                                               --------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   LITIGATION:

     The Company has in the past been party to legal proceedings related to HA-based products. During fiscal 1996 there were no legal proceedings to which the Company was a party.

9.   COMMON STOCK, OPTIONS AND WARRANTS:

     The Company has adopted three incentive stock option plans (the "Option Plans"). A total of 937,500 shares of the Company's Class A Common Stock have been authorized for issuance under the Option Plans. The Option Plans provide for the granting of incentive stock options within the meaning of
     Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of all options granted under the Option Plans must be at least equal to the fair market value of such shares on the date of the grant (110% in the case of an optionee who is an owner of more than 10% of the Company's Common Stock), and the maximum term of each option is five years.

     At March 31, 1996, options for 568,253 shares have been exercised and options for 108,750 shares were exercisable.

     In addition, stock options have been granted to two members of the Technical Advisory Board and one of the Directors of the Company, to purchase 18,750 shares at $.80 per share. These were exercisable on March 31, 1994, by members of the Technical Advisory Board and Directors of the Company and expire on July 15, 1996. Additional stock options have been granted to two Directors of the Company, to purchase 16,000 shares at $1.50 per share. These were exercisable on November 30, 1995 by members of the Directors of the Company and expire on November 30, 2005.

     Transactions involving the shares under option are summarized as follows:

                                            1996                     1995                1994
                                            ----                     ----                ----
     Outstanding, beginning of period      256,250                 386,250              550,355
     Granted                               130,500                     ---               70,000
     Exercised                                 ---                 (98,996)            (202,500)
     Expired or canceled                   (20,000)                (31,004)             (31,605)
                                           -------                 -------              -------
     Outstanding, end of period            366,750                 256,250              386,250
                                           -------                 -------              -------
                                           -------                 -------              -------
     Price per share of:
       Exercised options                     N /A          37.5 CENTS - $1.875   37.5 CENTS - 41.25 CENTS
       Outstanding options            .80 CENTS - $4.375   37.5 CENTS - $4.375   37.5 CENTS -$4.375

10.  SIGNIFICANT CUSTOMERS:

     During the year ended March 31, 1996 approximately 63% of CBL's sales were to three customers. Sales to the three customers in the years ended March 31, 1995 and March 31, 1994 were 74% and 62%, respectively.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  INCOME TAXES:

     The provision (benefit) for income taxes was comprised of the following for the years ended March 31, 1996, 1995 and 1994:

                                                      1996           1995           1994
                                                      ----           ----           ----
     Provision (benefit) for income taxes
         before impact of extraordinary item        $205,959      $(208,955)      $  7,826
     Income tax effect of extraordinary item             ---            ---         16,254
                                                    --------      ---------       --------
     Provision (benefit) for income taxes           $205,959      $(208,955)      $ 24,080
                                                    --------      ---------       --------
                                                    --------      ---------       --------

     Federal:
         Current                                    $    ---      $   1,045       $ 24,080
         Deferred                                    175,065       (178,657)           ---
     State:
         Current                                         ---            ---            ---
         Deferred                                     30,894        (31,343)           ---
                                                    --------      ---------       --------
     Provision (benefit) for income taxes           $205,959      $(208,955)      $ 24,080
                                                    --------      ---------       --------
                                                    --------      ---------       --------

     The following table reconciles income taxes at the federal statutory rate to the provision for income taxes in the accompanying consolidated statements of operations for the years ended March 31, 1996, 1995 and 1994.

                                                      1996           1995           1994
                                                      ----           ----           ----
     Income tax at federal statutory rate           $175,065      $ 121,359      $ 539,671

         State tax, net of federal benefit            30,894         28,295         74,110

         Alternative minimum tax                         ---          1,045         24,080

         Less: Utilization of net operating
               loss carryforwards                        ---       (149,654)      (613,781)

               Recognition of cumulative benefit
               for deferred income tax                   ---       (210,000)           ---
                                                    --------      ---------      ---------
         Provision (benefit) for income taxes       $205,959      $(208,955)     $  24,080
                                                    --------      ---------      ---------
                                                    --------      ---------      ---------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  INCOME TAXES, CONTINUED:

     As of March 31, 1996, CBL had net operating loss carryforwards of approximately $121,000 for income tax purposes. These carryforwards begin to expire in 2004. Due to the limitation on the Company's ability to utilize net operating loss carryforwards to offset alternative minimum taxable income, CBL had a current income tax provision of $0, $1,045 and $24,080 related to alternative minimum tax for the years ended March 31, 1996, 1995 and 1994, respectively. In addition, as of March 31, 1996, CBL had research and development and investment tax credit carryforwards of approximately $105,000 and $10,000 respectively.

     Total deferred tax liabilities and deferred tax assets as of March 31, 1996 and 1995 and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows.

     Deferred tax assets:                     March 31, 1996      March 31, 1995
                                              --------------      --------------

         Inventory                                  $ 71,609            $ 61,557
         Accruals and reserves                        15,845               5,594
         Net operating loss
            carryforwards and credits                 47,185             290,115
                                                    --------            --------
                                                    $134,639            $357,266
                                                    --------            --------
                                                    --------            --------
     Deferred tax liability:

         Property and equipment                     $130,598            $147,266
                                                    --------            --------
                                                    --------            --------

12.  PROFIT SHARING PLAN:

     During the year ended March 31, 1994, the Company established a 401K-Profit Sharing Plan (the Plan) for all full-time employees with at least six months of service with the Company. Employees may contribute up to 10% of their salary to the Plan and the Company may match the first 3% of salary that the employee contributes to the Plan. The original entry date in the Plan for eligible employees was October 1, 1993. The Company's cost to match employee contributions was $0, $16,857 and $24,000, for the years ended March 31, 1996, 1995 and 1994, respectively. The Company suspended the matching of employee contributions as of July 31, 1994.

                                   SCHEDULE II
             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                         Balance At     Additions      Write-Offs     Balance At
                         Beginning      Charged To                    End of
                         Of Period      Costs and                     Period
                                        Expenses
- - --------------------------------------------------------------------------------
Allowances for
Doubtful Accounts:


For Fiscal Year
Ending March 31,
1994:                       $ 5,210      $   ---        $ 3,721       $ 1,489


For Fiscal Year
Ending March 31,
1995:                       $ 1,489      $17,520        $15,009       $ 4,000


For Fiscal Year
Ending March 31,
1996:                       $ 4,000      $33,900        $21,500       $16,400