Form 10-Q
period 1996-06-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1996-08-09
CIK 799485

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996                Commission File Number: 1-12748
                  -------------                                        -------

                      CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                      ----------------------------------------
                (Exact name of registrant as specified in its charter)



                 Maryland                              52-1176514
       ----------------------------------------------------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)



11412 Cronridge Drive, Owings Mills, MD               21117              2834
- - ----------------------------------------            ----------          ------
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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996 and June 30, 1995:
            --------------------------------
                                          Outstanding at      Outstanding at
         Class                            June 30, 1996       June 30, 1995
         -----                            --------------      --------------

Class A Common Stock, $.01 par value         3,986,188           3,979,938
Class B Common Stock, $.01 par value            -0-                 -0-

Page 1 of 22

This Form 10Q consists of 22 pages (including Exhibits). The Exhibit Index is set forth on page 9.

                       Chesapeake Biological Laboratories, Inc.

                                  Table of Contents


                                                                         Page


Part I.   Financial Information

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                      June 30, 1996 and March 31, 1996 . . . . . . . . .   3

                    Consolidated Statements of Operations for
                      the three months ended June 30, 1996 and
                      1995 . . . . . . . . . . . . . . . . . . . . . . .   4

                    Consolidated Statements of Cash Flows
                      for the three months ended June 30, 1996
                      and 1995 . . . . . . . . . . . . . . . . . . . . .   5

                    Notes to Consolidated Financial
                      Statements . . . . . . . . . . . . . . . . . . . .   6


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations . . . . . . . . . . . . . . . . . . . .   8


Part II.  Other Information

          Item 5.   Employment Agreement . . . . . . . . . . . . . . . .   8

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .   9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,        March 31,
                                                                                     1996             1996
                                                                                 -----------      -----------
                                                                                 (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                             $    88,344      $   240,583
  Accounts receivable, net of allowance
    for doubtful accounts of $20,150 and
    $16,400, respectively                                                            565,571          616,458
  Inventories (Notes 1 and 3)                                                      1,560,512        1,687,616
  Prepaid expenses                                                                    55,473           43,637
  Other receivables                                                                   55,535           55,168
  Deferred tax asset (Note 5)                                                        185,464          134,639
                                                                                 -----------      -----------
      TOTAL CURRENT ASSETS                                                         2,510,899        2,778,101

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)                                        1,530,886        1,514,167
OTHER ASSETS                                                                          27,690           27,690
                                                                                 -----------      -----------
      TOTAL ASSETS                                                               $ 4,069,475      $ 4,319,958
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $   314,616      $   351,742
  Short term borrowings                                                                1,391              ---
  Current portion of long term debt and
    capital lease obligations (Notes 2 and 4)                                         49,769           49,769
  Deferred revenue (Note 1)                                                          102,703          215,513
                                                                                 -----------      -----------
      TOTAL CURRENT LIABILITIES                                                      468,479          617,024

LONG TERM LIABILITIES:
  Long term debt and capital lease obligations, net
    of current portion (Notes 2 and 4)                                                92,787          105,668
  Other liabilities                                                                   75,140           82,657
  Deferred tax liability (Note 5)                                                    130,598          130,598
                                                                                 -----------      -----------
      TOTAL LIABILITIES                                                              767,004          935,947
                                                                                 -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY
  Class A common stock, par value $.01 per share;
    8,000,000 shares authorized; 3,986,188 and
    3,979,938 shares issued and outstanding                                           39,862           39,799
  Class B common stock, par value $.01 per
    share; 2,000,000 shares authorized; no
    shares issued and outstanding                                                        ---              ---
  Additional paid-in capital                                                       3,832,119        3,827,182
  Accumulated deficit                                                               (569,510)        (482,970)
                                                                                 -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                                   3,302,471        3,384,011
                                                                                 -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,069,475      $ 4,319,958
                                                                                 ===========      ===========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended
                                                                                            June 30,
                                                                                 ----------------------------
                                                                                     1996             1996
                                                                                 -----------      -----------
                                                                                 (unaudited)      (unaudited)
OPERATING REVENUE                                                                $ 1,564,099      $ 1,860,576

COST OF SALES                                                                      1,206,358        1,243,166
                                                                                 -----------      -----------
GROSS PROFIT                                                                         357,741          617,410
                                                                                 -----------      -----------

OPERATING EXPENSES

  General and administrative                                                         312,505          320,766
  Selling                                                                            112,908          146,410
  Research and development                                                            67,907              ---
                                                                                 -----------      -----------
    (LOSS) INCOME FROM OPERATIONS                                                   (135,579)         150,234
                                                                                 -----------      -----------

OTHER INCOME (EXPENSE)
  Interest income                                                                      2,074              489
  Interest expense                                                                    (3,860)          (5,642)
                                                                                 -----------      -----------
     Total                                                                            (1,786)          (5,153)
                                                                                 -----------      -----------
     (LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION
     FOR INCOME TAXES                                                               (137,365)         145,081

(BENEFIT FROM) PROVISION FOR INCOME
TAXES (NOTE 1)                                                                       (50,825)          60,934
                                                                                 -----------      -----------
NET (LOSS) INCOME                                                                $   (86,540)     $    84,147
                                                                                 ===========      ===========


PER COMMON AND EQUIVALENT SHARE                                                  $     (.022)     $      .021
                                                                                 ===========      ===========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                                                                        3,980,007        3,979,938
                                                                                 ===========      ===========

            The accompanying notes are an integral part of these
                          consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                            June 30,
                                                                                 ----------------------------
                                                                                     1996             1996
                                                                                 -----------      -----------
                                                                                 (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  (86,540)      $    84,147
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                                      90,377            77,120
  Deferred income taxes                                                             (50,825)           60,934
  Decrease (increase) in accounts receivable                                         50,887          (101,605)
  Decrease (increase) in inventories                                                127,104          (130,055)
  (Increase) decrease in prepaid expenses                                           (11,836)           18,818
  (Increase) decrease in other receivables                                             (367)            4,042
  (Decrease) increase in accounts payable
    and accrued expenses                                                            (37,126)            8,217
  (Decrease) increase in deferred revenue                                          (112,810)            8,449
  (Decrease) increase in other liabilities                                           (7,517)            2,436
                                                                                 -----------      -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (38,653)           32,503
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (107,096)          (80,238)
                                                                                 -----------      -----------
      NET CASH USED IN INVESTING ACTIVITIES                                        (107,096)          (80,238)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds (repayments) of short term borrowings                                      1,391           (14,772)
  Repayments of long term debt                                                       (5,604)           (4,416)
  Repayments of capital lease obligations                                            (7,277)           (7,183)
  Net proceeds from sale of stock                                                     5,000               ---
                                                                                 -----------      -----------
      NET CASH USED IN FINANCING ACTIVITIES                                          (6,490)          (26,371)
                                                                                 -----------      -----------

  DECREASE IN CASH AND CASH EQUIVALENTS                                            (152,239)          (74,106)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                               240,583           160,792
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                  $   88,344       $    86,686
                                                                                 ===========      ===========
CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                                       $    3,860       $     5,642
  INCOME TAXES                                                                   $      ---       $       ---
                                                                                 ===========      ===========

            The accompanying notes are an integral part of these
                          consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES:

    The consolidated financial statements included herein for Chesapeake Biological Laboratories, Inc. (the "Company" or "Registrant") and its wholly owned subsidiary, CBL Development Corp. (the "Subsidiary"), have been prepared from the records of the Company without audit and include, in management's opinion, all adjustments necessary for a fair presentation. All such adjustments were of a normal recurring nature. The results for an interim period are not necessarily indicative of results to be expected for a full fiscal year. The financial statements have been prepared in conformity with the accounting principles described in Note 1 to the Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

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

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  STRATEGIC ALLIANCES:

    As a result of negotiations during fiscal 1994, Allergan, a major customer, has forgiven all of the indebtedness outstanding from CBL to Allergan. Allergan remains obligated to purchase up to 240,000 units per year of their VitraxTM requirements which are to be resold in the United States, exclusively from CBL until February 1997. Allergan may now purchase the United States requirements for VitraxTM in excess of 240,000 units per year and all of its requirements for VitraxTM for resale outside of the United States from CBL or elsewhere.

3.  INVENTORIES:

    Inventories consist of the following:
                                            June 30,         March 31,
                                              1996             1996
                                          -----------       -----------
         Raw Materials                    $   418,081       $   371,954
         Work-in-Process                    1,123,264         1,288,163
         Finished Goods                        19,167            27,499
                                          -----------       -----------
                                          $ 1,560,512       $ 1,687,616
                                          ===========       ===========

4.  LEASES:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving. The lease expires December 31, 1998, with two renewal terms of two years each. The rent expense under the lease agreement was $35,477 and $38,834 for the 3 months ended June 30, 1996 and June 30, 1995, respectively.

    The Company's original facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, with two renewal terms of two years each. Related rental payments for the 3 months ended June 30, 1996, and 1995, were $57,922 and $57,583, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    The Company has also entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999.

5.  INCOME TAXES:

    As of March 31, 1996, CBL had net operating loss carryforwards of approximately $121,000 for income tax purposes. These carryforwards begin to expire in 2004.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Three months ended June 30, 1996 and 1995:

     Operating revenue was $1,564,000 for the quarter compared to $1,861,000 for the comparable quarter of the prior year. The decrease was due primarily to one less Vitrax-TM- shipment to Allergan this quarter than in the first quarter last year. Assuming the delivery of purchase orders already received from Allergan, Vitrax-TM- shipments for the balance of this fiscal year are expected to exceed that of last year.

     Gross profit on sales was $358,000 for the quarter, compared to $617,000 for the comparable quarter last year, or 23% and 33% of operating revenues respectively. Gross profits were adversely affected by scheduling difficulties which caused temporary and abnormally high material and labor costs for Vitrax-TM-.

     Sales and marketing expenses decreased $33,000 to $113,000 this quarter compared to the first quarter of last year. Research and development expenses were $68,000 for the quarter. This function was launched in the second half of the last fiscal year. Work is being done related to specific products identified by CBL or customers as having market potential.

     The above factors resulted in an operating loss for the quarter ended June 30, 1996 of $136,000 compared to an operating profit of $150,000 for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

     On June 30, 1996, CBL had cash and cash equivalents of $88,000 compared to $241,000 at March 31, 1996. The major reasons for the decrease in the cash position are the net loss for the quarter, a decrease in deferred revenues and $107,000 capital expenditures offset in part by depreciation. As of June 30, 1996, the Company had borrowed $1,000 from the $750,000 Revolving Line of Credit from the First Union National Bank.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 5.   OTHER INFORMATION.

          The Company entered into an employment agreement effective as of May 16, 1996, with John C. Weiss, III who was appointed CBL President as of June 17, 1996. The agreement is listed in Item 6 below.

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             PAGE NO.

          A.  EXHIBITS:
                10(s) Employment Agreement dated as of May 16, 1996         10
                by and between the Registrant and John C. Weiss, III.

          B.  REPORTS ON FORM 8-K:
                No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHESAPEAKE BIOLOGICAL
                                  LABORATORIES, INC.



                                  /s/ John C. Weiss, III
                                  -----------------------------------------
                                      Registrant



DATE:  8/5/96                 By: /s/ John C. Weiss, III
      --------                    -----------------------------------------
                                      John C. Weiss, III
                                      President


DATE:  8/5/96                 By: /s/ Thomas C. Mendelsohn
      --------                    -----------------------------------------
                                      Thomas C. Mendelsohn
                                      Secretary