Form 10-Q
period 1996-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1996-11-08
CIK 799485

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended SEPTEMBER 30, 1996        Commission File Number: 1-12748
                  ------------------                                -------

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           MARYLAND                                          52-1176514
----------------------------------                   -------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

11412 CRONRIDGE DRIVE, OWINGS MILLS, MD          21117                  2834
----------------------------------------        -------                ------
(Address of principal executive offices)       (zip code)               (SIC)


                                  (410) 998-9800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X        No
                                           ------

The number of shares outstanding of each of the issuer's classes of common stock as of SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995:

                                         Outstanding at       Outstanding at
         CLASS                         SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
         -----                         ------------------    ------------------
Class A Common Stock, $.01 par value        3,986,188             3,979,938
Class B Common Stock, $.01 par value            -0-                  -0-

Page 1 of

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                              TABLE OF CONTENTS

                                                                         PAGE

Part I.  Financial Information

    Item 1.   Financial Statements:

              Consolidated Balance Sheets as of
                September 30, 1996 and March 31, 1996 . . . . . .          3

              Consolidated Statements of Operations for
                the three months and six months ended
                September 30, 1996 and 1995   . . . . . . . . . .          4

              Consolidated Statements of Cash Flows
                for the six months ended September 30, 1996
                and 1995 . . . . . . . . . . . . . . . . . . .             5

              Notes to Consolidated Financial
                Statements . . . . . . . . . . . . . . . .                 6


    Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations . . . . . . . . . . . . . . . . .               8


Part II.  Other Information

        Item 6.   Exhibits and Reports on Form 8-K . . . . .               9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .               9

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,       March 31,
                                                     1996              1996
                                                 -------------       ---------
                                                  (Unaudited)        (Audited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)               $  406,786       $  240,583
  Accounts receivable, net of allowance
    for doubtful accounts of $23,900 and
    $16,400, respectively                           1,466,236          616,458
  Inventories (Notes 1 and 3)                       1,140,888        1,687,616
  Prepaid expenses                                     67,840           43,637
  Other receivables                                       547           55,168
  Deferred tax asset                                   87,454          134,639
                                                   ----------       ----------
    TOTAL CURRENT ASSETS                            3,169,751        2,778,101

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)         1,417,051        1,514,167
OTHER ASSETS                                           27,690           27,690
                                                   ----------       ----------
    TOTAL ASSETS                                   $4,614,492       $4,319,958
                                                   ----------       ----------
                                                   ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  444,989       $  351,742
  Current portion of long term debt and
    capital lease obligations
    (Notes 2 and 4)                                    49,769           49,769
  Deferred revenue (Note 1)                           159,975          215,513
                                                   ----------       ----------
   TOTAL CURRENT LIABILITIES                          654,733          617,024

LONG TERM LIABILITIES:
  Long term debt and capital lease obligations,
    net of current portion (Notes 2 and 4)             79,880          105,668
  Other liabilities                                    67,623           82,657
  Deferred tax liability                              145,463          130,598
                                                   ----------       ----------
   TOTAL LIABILITIES                                  947,699          935,947
                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.01 per share;
    8,000,000 shares authorized; 3,986,188 and
    3,979,938 shares issued and outstanding            39,862           39,799
  Class B common stock, par value $.01 per
    share; 2,000,000 shares authorized; no
    shares issued and outstanding                         ---              ---
  Additional paid-in capital                        3,832,119        3,827,182
  Accumulated deficit                                (205,188)        (482,970)
                                                   ----------       ----------
  TOTAL STOCKHOLDERS' EQUITY                        3,666,793        3,384,011
                                                   ----------       ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,614,492       $4,319,958
                                                   ----------       ----------
                                                   ----------       ----------

              The accompanying notes are an integral part
                 of these consolidated balance sheets.

           CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                            Three Months Ended          Six Months Ended
                               September 30,              September 30,
                             1996         1995           1996         1995
                          ----------    ----------    ----------    ----------
                                  (unaudited)               (unaudited)

OPERATING REVENUE         $3,015,325    $1,676,980    $4,579,424    $3,537,556

COST OF SALES              1,920,526     1,087,783     3,126,884     2,330,949
                          ----------    ----------    ----------    ----------
GROSS PROFIT               1,094,799       589,197     1,452,540     1,206,607
                          ----------    ----------    ----------    ----------

OPERATING EXPENSES

  General and
    administrative           375,608       302,767       688,113       623,533
  Selling                     98,323       107,130       211,232       253,540
  Research and development    37,983           ---       105,889           ---
                          ----------    ----------    ----------    ----------
    INCOME FROM
      OPERATIONS             582,885       179,300       447,306       329,534
                          ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE)
  Interest income                764           419         2,838           908
  Interest expense            (5,360)       (9,047)       (9,220)      (14,689)
                          ----------    ----------    ----------    ----------
    Total                     (4,596)       (8,628)       (6,382)      (13,781)
                          ----------    ----------    ----------    ----------

    INCOME BEFORE PROVISION
      FOR INCOME TAXES       578,289       170,672       440,924       315,753

PROVISION FOR INCOME
   TAXES (NOTES 1)          (213,967)      (71,682)     (163,142)     (132,616)
                          ----------    ----------    ----------    ----------
NET INCOME                $  364,322    $   98,990    $  277,782    $  183,137
                          ----------    ----------    ----------    ----------
                          ----------    ----------    ----------    ----------

NET INCOME PER COMMON
AND EQUIVALENT SHARE    $     .089    $     .025    $     .068    $     .046
                          ----------    ----------    ----------    ----------
                          ----------    ----------    ----------    ----------

WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING         4,096,788     3,979,938     4,093,698     3,979,938
                          ----------    ----------    ----------    ----------
                          ----------    ----------    ----------    ----------

 The accompanying notes are an integral part of these consolidated statements

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                        1996            1995
                                                     -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 277,782     $ 183,137
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                         178,140       156,244
  Provision for deferred income taxes                    62,050       112,616
  Increase (decrease) in accounts receivable           (849,778)     (122,870)
  Decrease (increase) in inventories                    546,728      (163,584)
  Increase (decrease) in prepaid expenses               (24,203)         (685)
  Decrease (increase) in other receivables               54,621         1,159
  Increase (decrease) in deferred revenue               (55,538)      (16,173)
  Increase (decrease) in accounts payable
    and accrued expenses                                 93,247      (174,055)
  Increase (decrease) in other liabilities              (15,034)       (5,081)
                                                     ----------     ----------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                268,015       (29,292)
                                                     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (81,024)     (141,418)
                                                     ----------     ----------
    NET CASH USED IN INVESTING ACTIVITIES               (81,024)     (141,418)
                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                     ---          121,418
  Net proceeds from sale of stock                         5,000           ---
  Repayments of capital lease
      obligations and debt                              (25,788)       (24,408)
                                                     ----------     ----------
    NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                (20,788)        97,010
                                                     ----------     ----------
 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    166,203        (73,700)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   240,583        160,792
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $  406,786     $   87,092
                                                     ----------     ----------
                                                     ----------     ----------
CASH PAID DURING THE PERIOD FOR:
  INTEREST                                           $    9,220     $   14,689
                                                     ----------     ----------
                                                     ----------     ----------
  INCOME TAXES                                       $    7,773     $   20,000
                                                     ----------     ----------
                                                     ----------     ----------


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

3. INVENTORIES:

   Inventories consist of the following:

                                     September 30,         March 31,
                                         1996                 1996
                                     -------------         ---------

   Raw Materials                      $  352,125           $  371,954
   Work-in-Process                       782,526            1,288,163
   Finished Goods                          6,237               27,499
                                      ----------           ----------
                                      $1,140,888           $1,687,616
                                      ----------           ----------
                                      ----------           ----------

4. LEASES:

   In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving. The lease expires December 31, 1998, with two renewal terms of two years each. The rent expense under the lease agreement was $72,983 and $75,738 for the 6 months ended September 30, 1996 and September 30, 1995, respectively.

   The Company's original facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, with two renewal terms of two years each. Related rental payments for the 6 months ended September 30, 1996, and 1995, were $117,719 and $117,276, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

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

Three and six months ended September 30, 1996 and 1995:

   Operating revenue was $3,015,000 for the three month period ended September 30, 1996, compared to $1,677,000 for the comparable period last year. Although sales to Allergan accounted for most of the increase, sales to other customers also increased. For the six month period ended September 30, 1996, operating revenues of $4,579,000 were up 29% versus operating revenues of $3,538,000 for the comparable period of last year.

   Gross profit on sales was $1,095,000 for the three month period, and $1,453,000 for the six month period, ended September 30, 1996, compared to $589,000 and $1,207,000 respectively, for the same periods last year. Gross margin for the three month period ended September 30, 1996, as a percent of sales, was 36.3%, compared to 35.1% last year for the comparable period. The increase was despite a charge of $151,000 to write-off costs related to preliminary efforts in connection with the proposed expansion of the Company's facilities at one location, but which was abandoned in favor of pursuing the purchase of an existing building at another location.

   Selling, general and administrative expenses of $474,000 for the three month period ended September 30, 1996, increased $64,000 when compared to the same period last year, and increased $22,000, to $899,000, for the six month period ended September 30, 1996, as compared to the same period last year. Selling, general and administrative expenses decreased to 16% of operating revenue for the three months ended September 30, 1996, compared to 24% for the same period last year, and were 20% of operating revenues for the six month period ended September 30, 1996, versus 25% for the same period last year. Research and development expenses were $38,000 and $106,000, respectively, for the three and six months ended September 30, 1996, versus $0 for the same periods last year.

   Net income was $364,000 for the three month period ended September 30, 1996, compared to net income of $99,000 for the same period last year, with net income of $278,000 for the six month period ended September 30, 1996, as compared to $183,000 for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

 On September 30, 1996, CBL had cash and cash equivalents of $407,000 compared to $241,000 at March 31, 1996. The major reasons for the increase in cash were the net income offset by capital expenditures of $81,000 for the six month period ended September 30, 1996. As of September 30, 1996, the Company had no balance due under its $750,000 Revolving Line of Credit from The First Union National Bank.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None

ITEM 5.    OTHER INFORMATION.

           None

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      PAGE NO.

           A.  EXHIBITS:
                   None

           B.  REPORTS ON FORM 8-K:
                   No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.



                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHESAPEAKE BIOLOGICAL
                                          LABORATORIES, INC.



                                            -----------------------------
                                                      Registrant


DATE: ------------------                  By:_____________________________
                                                    John C. Weiss, III
                                                    President


DATE: ------------------                  By:_______________________________
                                                   Thomas C. Mendelsohn
                                                   Secretary