Form 10-Q
period 1996-12-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1997-02-07
CIK 799485

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1996-        Commission File Number: 1-12748


                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
      -----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



       Maryland                                         52-1176514
-------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification No.)



11412 Cronridge Drive, Owings Mills, MD       21117                  2834
----------------------------------------    ----------------   ---------------
(Address of principal executive offices)      (zip code)             (SIC)


                                        (410) 998-9800
                 -----------------------------------------------------
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X            No
                                          -----          ----

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996 and December 31, 1995:



                                             Outstanding at        Outstanding at
            Class                          December 31, 1996     December 31, 1995
          ---------                        ------------------   --------------------
Class A Common Stock, $.01 par value             4,111,188            3,979,938
Class B Common Stock, $.01 par value                -0-                  -0-

This Form 10-Q consists of 12 pages plus Exhibits
The Exhibit index is set forth on page 11


                       Chesapeake Biological Laboratories, Inc.

                                  Table of Contents


                                                                      Page


Part I.  Financial Information

    Item 1.   Financial Statements:

              Consolidated Balance Sheets as of
                December 31, 1996 and March 31, 1996. . . . .          3

              Consolidated Statements of Operations for
                the three months and nine months ended
                December 31, 1996 and 1995 . . . . . . . . . . . .     4

              Consolidated Statements of Cash Flows
                     for the nine months ended December 31, 1996
                and 1995 . . . . . . . . . . . . . . . . . . . . . . .  5

              Notes to Consolidated Financial
                Statements . . . . . . . . . . . . . . . . . . . . . .  6


    Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations . . . . . . . . . . . . . . . . .  . . . .   9


Part II. Other Information

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .    9


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                  December  31,      March 31,
                                                      1996              1996
                                                      ----              ----
                                                   (Unaudited)       (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)             $   1,437,087   $     240,583
  Accounts receivable, net of allowance
    for doubtful accounts of $6,650 and
    $16,400, respectively                              666,429         616,458
  Inventories (Notes 1 and 3)                        1,364,107       1,687,616
  Prepaid expenses                                      98,251          43,637
  Other receivables                                        ---          55,168
  Deferred tax asset                                    87,454         134,639
                                                   -----------     -----------
    Total current assets                             3,653,328       2,778,101

PROPERTY AND EQUIPMENT, net (Notes 1 and 4)          4,129,090       1,514,167
BOND FUNDS HELD BY TRUSTEE (Notes 1 and 5)           5,353,901             ---
OTHER ASSETS (Note 5)                                  399,917          27,690
                                                   -----------     -----------
    Total assets                                 $  13,536,236   $   4,319,958
                                                   -----------     -----------
                                                   -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $     482,707   $     351,742
  Current portion of long term debt and
   capital lease obligations (Note 4)                   49,769          49,769
  Deferred revenue (Note 1)                            238,570         215,513
                                                   -----------     -----------
   Total current liabilities                           771,046         617,024

LONG TERM LIABILITIES:
  Long term debt and capital lease obligations, net
    of current portion (Notes 4 and 5)               8,566,946         105,668
  Other liabilities                                     60,107          82,657
  Deferred tax liability                               145,463         130,598
                                                   -----------     -----------
   Total liabilities                                 9,543,562         935,947
                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY
 Class A common stock, par value $.01 per share;
    8,000,000 shares authorized; 4,111,188 and
    3,979,938 shares issued and outstanding             41,112          39,799
  Class B common stock, par value $.01 per
    share; 2,000,000 shares authorized; no
    shares issued and outstanding                          ---             ---
  Additional paid-in capital                         3,980,869       3,827,182
  Accumulated deficit                                  (29,307)       (482,970)
                                                   -----------     -----------
  Total stockholders' equity                         3,992,674       3,384,011
                                                   -----------     -----------
  Total liabilities and stockholders' equity   $    13,536,236    $  4,319,958
                                                   -----------     -----------
                                                   -----------     -----------

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three Months Ended            Nine Months Ended
                                   December 31,                   December 31,
                                1996          1995            1996           1995
                                ----          ----            ----           ----
                                    (unaudited)                  (unaudited)

OPERATING REVENUE            $1,836,779     $1,182,176     $6,416,203     $4,719,732

COST OF SALES                 1,091,431        641,361      4,218,315      2,972,310
                              ---------      ---------      ---------      ---------

GROSS PROFIT                    745,348        540,815      2,197,888      1,747,422
                              ---------      ---------      ---------      ---------

OPERATING EXPENSES

  General and administrative    357,464        315,202      1,045,577        938,735
  Selling                       100,481         99,232        311,713        352,772
  Research and development        2,588         15,164        108,477         15,164
                              ---------      ---------      ---------      ---------

    Income from operations      284,815        111,217        732,121        440,751
                              ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
  Interest income                7,423           1,015         10,261          1,923
  Interest expense             (13,063)         (8,439)       (22,283)       (23,129)
                              ---------      ---------      ---------      ---------

    Total                       (5,640)         (7,424)       (12,022)       (21,206)
                              ---------      ---------      ---------      ---------

    Income before provision
     for income taxes          279,175         103,793        720,099        419,545

PROVISION FOR INCOME TAXES
   (Notes 1 and 5)            (103,294)        (35,202)      (266,436)      (167,818)
                              ---------      ---------      ---------      ---------


NET INCOME                   $ 175,881        $ 68,591     $  453,663     $  251,727
                              ---------      ---------      ---------      ---------
                              ---------      ---------      ---------      ---------

NET INCOME PER COMMON AND
EQUIVALENT SHARE             $    .042        $   .017     $     .110    $      .063
                              ---------      ---------      ---------      ---------
                              ---------      ---------      ---------      ---------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                  4,160,423       3,979,938      4,120,335      3,979,938
                              ---------      ---------      ---------      ---------
                              ---------      ---------      ---------      ---------

   The accompanying notes are an integral part of these consolidated statements

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                               December 31,
                                                       ----------------------------
                                                          1996               1995
                                                          ----               ----
                                                       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $    453,663        $  251,727
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            268,554           236,501
  Provision for deferred income taxes                       62,050           112,818
  (Increase) decrease in accounts receivable               (49,971)          388,147
  Decrease (increase) in inventories                       323,509          (244,940)
  (Increase) decrease in prepaid expenses                  (54,614)           11,976
  Decrease in other receivables                             55,168            11,358
  Increase in deferred revenue                              23,057            73,854
  Increase (decrease) in accounts payable
    and accrued expenses                                   130,965          (343,761)
  Decrease in other liabilities                            (22,550)          (12,598)
                                                        ----------         ----------

    Net cash provided by operating activities            1,189,831           485,082
                                                        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (2,733,477)         (155,194)
  Increase in bond funds held by Trustee                (5,353,901)              ---

    Net cash (used in) investing activities             (8,087,378)         (155,194)
                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term borrowings                          ---          (127,991)
  Proceeds from sale of stock                                5,000               ---
  Proceeds from long-term note and bond                  8,500,000               ---
  Payment of debt issuance costs                          (372,227)              ---
  Repayments of capital lease obligations and debt         (38,722)          (37,241)
                                                        ----------        -----------

    Net cash provided by (used in) financing activities  8,094,051          (165,232)
                                                        ----------        -----------

 Increase in cash and cash equivalents                   1,196,504           164,656

CASH AND CASH EQUIVALENTS,
  beginning of period                                      240,583           160,792
                                                        ----------        ----------

CASH AND CASH EQUIVALENTS,
  end of period                                         $1,437,087       $   325,448
                                                        ----------       -----------
                                                        ----------       -----------

CASH PAID DURING THE PERIOD FOR:
  Interest                                              $   22,283       $    23,129
                                                        ----------       -----------
                                                        ----------       -----------

  Income taxes                                          $    7,733       $    55,000
                                                        ----------       -----------
                                                        ----------       -----------


 The accompanying notes are an integral part of these consolidated statements.

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Accounting Policies:
    --------------------

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

    Inventories:
    ------------

    Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market, determined under the first-in, first-out (FIFO) method.

    Property and Equipment:
    -----------------------

    Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the term of the lease.

    Bond Funds Held by Trustee:
    ---------------------------

    Bond funds held by Trustee include the unused portion of the $7 million bond used to finance the Company's expansion, which is being retained by the Trustee in an interest bearing account.

    Revenue Recognition:
    --------------------

    The Company recognizes income when product is shipped or services have been provided to the customer. Deferred revenue represents deposits normally required of development customers.

    Cash and Cash Equivalents:
    --------------------------

    Cash and cash equivalents include amounts invested in accounts which are readily convertible to known amounts of cash with a maturity of three months or less. Also included are Company funds of $700,000 which are being held by the Bond Trustee as collateral for the capital expansion now in process.

    Income Taxes:
    -------------

    The Company has adopted the provisions of Statement No. 109, "Accounting for Income Taxes", which was issued by the Financial Accounting Standards Board in February 1992.

    Per Share Information:
    ----------------------

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

2.  Strategic Alliances:
    --------------------

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

3.  Inventories:
    ------------



Inventories consist of the following:

                                      December 31,             March 31,
                                          1996                    1996
                                          ----                    ----
Raw Materials                           $  390,836             $  371,954
Work-in-Process                            968,824              1,288,163
Finished Goods                               4,447                 27,499
                                        ----------             ----------
                                        $1,364,107             $1,687,616
                                        ----------             ----------
                                        ----------             ----------

4.  Leases:
    -------

    In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving. The lease expires December 31, 1998, with two renewal terms of two years each. The rent expense under the lease agreement was $108,466 and $111,370 for the 9 months ended December 31, 1996 and December 31, 1995, respectively.

    The Company's original facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, with two renewal terms of two years each. Related rental payments for the 9 months ended December 31, 1996, and 1995, were $175,642 and $174,860, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    The Company has also entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999.

5.  Long Term Debt:
    ---------------

    In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.5 acres in Baltimore City, Maryland, which the Company is now in the process of renovating to provide CBL with office, warehouse and pharmaceutical manufacturing space. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority, and a $1,500,000 loan from the Mayor and City Counsel of Baltimore City by and through the

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Department of Housing and Community Development. The bonds are variable rate, which may be converted to a fixed rate, tax exempt and have a maximum rate of 12%. The loan has an interest rate which is fixed at 61/2%.

    The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by The First Union National Bank of North Carolina (the "Bank"), in an amount up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the Bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the Bonds. The Maturity Date is August 1, 2018. The loan from the City of Baltimore requires interest only payments for the first two years, with monthly principal and interest payments beginning March 1998 with the final payment due in November 2016.

    In connection with the financing the Company incurred costs of $372,000 which will be amortized over the terms of the bond.

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                        Management Discussion and Analysis of
                    Financial Condition and Results of Operations
                    ---------------------------------------------

Results of Operations
---------------------

    The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Three and nine months ended December 31, 1996 and 1995:

    Operating revenue was $1,837,000 for the three month period ended December 31, 1996, compared to $1,182,000 for the comparable period last year. For the nine month period ended December 31, 1996, operating revenues of $6,416,000 were up 36% versus operating revenues of $4,720,000 for the comparable period of last year. Operating revenues for both new and existing customers increased over the prior year in both the quarter and year to date period.

    Gross profit on sales was $745,000 for the three month period, and $2,198,000 for the nine month period, ended December 31, 1996, compared to $541,000 and $1,747,000 respectively, for the same periods last year. Gross margin was up 38% and 26% respectively for the three and nine months ended December 31, 1996. As a percent of revenues, gross margin was 41% and 34%, respectively, for the quarter and year-to-date ended December 31, 1996, compared to 46% and 37% in the prior year. The decrease in the gross margin percentage this quarter primarily reflects a provision for costs related to the move to the recently purchased facility; and the decrease in gross margin percentage for the nine month period ended December 31, 1996 is in part a result of the write-off in an earlier quarter.

    Selling, general and administrative expenses of $458,000 for the three month period ended December 31, 1996, increased $44,000 when compared to the same period last year, and increased $66,000, to $1,357,000, for the nine month period ended December 31, 1996, as compared to the same period last year. Selling, general and administrative expenses decreased to 25% of operating revenue for the three months ended December 31, 1996, compared to 35% for the same period last year, and were 21% of operating revenues for nine month period ended December 31, 1996, versus 27% for the same period last year. Research and development expenses were $3,000 and $108,000, respectively, for the three and nine months ended December 31, 1996, versus $15,000 for each of the same periods last year.

    Net income was $176,000 for the three month period ended December 31, 1996, compared to net income of $69,000 for the same period last year, with net income of $454,000 for the nine month period ended December 31, 1996, as compared to $252,000 for the same period last year.

Financial Condition and Liquidity
---------------------------------

    On December 31, 1996, CBL had cash and cash equivalents of $1,437,000 compared to $241,000 at March 31, 1996. Operating cash was $737,000 plus $700,000 held as collateral security by First Union National Bank pending an appraisal of the new facility. Not included is the sum of $5,354,000 being held by the Bond Trustee for the renovation and equipping of the new facility. The Company had no balance due under its $750,000 Revolving Line of Credit from the First Union National Bank at December 31, 1996.

Part II.  Other Information

Item 1.   Legal Proceedings.
          ------------------

          None

               CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------


    The Annual Meeting of Stockholders of the Company was held on October 29, 1996. At the Annual Meeting, the entirety of the Board of Directors was re-elected to serve until the next Annual Meeting of Stockholders and until their successors shall be duly elected and shall qualify. In addition, the Stockholders of the Corporation, by a vote of 2,312,688 shares FOR, 72,997 shares AGAINST, and 16,000 shares either abstaining or constituting broker non-votes, approved the Fourth Incentive Stock Option Plan of the Company at the Annual Meeting. The Fourth Incentive Stock Option Plan provides for the issuance by the Company to eligible executives or employees of the Company of options to purchase up to an aggregate of 800,000 shares of the Class A Common Stock, $0.01 par value per share, of the Company. A copy of the Fourth Incentive Stock Option Plan of the Company is being filed contemporaneously herewith as an Exhibit to this Form 10-Q, and the terms thereof are incorporated herein fully by this reference.

Item 5.   Other Information.
          ------------------

    As described in Form 8-K filed November 21, 1996, the Company has completed the acquisition of an approximately 70,000 square foot building, located on 3.48 acres of land, in Baltimore City, Maryland, which is to be renovated and equipped for use as a pharmaceutical manufacturing facility. The purchase price paid for the land and existing improvements was comprised of $2,150,000 in cash, and 125,000 shares of the Company's Class A Common Stock, $0.01 par value per share. Once renovated, the facility will also include office and warehouse space, as required to support the Company's pharmaceutical manufacturing operations.

    The cash portion of the purchase price for the land and existing building, as well as the cost of the proposed renovations and a portion of the pharmaceutical manufacturing equipment and related pharmaceutical facility build-out, was financed through a $7,000,000 Economic Development Bond, issued by the Maryland Industrial Development Financing Authority ("MIDFA"), and a $1,500,000 loan from the Mayor and City Counsel of Baltimore, and through the Department of Housing and Community Development c/o the City of Baltimore Development Corporation. A closing occurred in connection with the Bond issuance and the $1,500,000 loan, concurrent with the purchase of the land and existing building. The Company also intends to equip the new facility with approximately $2,900,000 of additional pharmaceutical manufacturing equipment to be financed through equipment leasing arrangements with others.

    The Bonds are variable rate, tax exempt, and are issued pursuant to a Trust Indenture. The maximum annual interest rate on the Bonds is 12% and, subject to certain conditions, the Bonds may be converted to fixed-rate at the option of the Company. The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by The First Union National Bank of North Carolina (the "Bank"), in an amount up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the Bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the Bonds. The Maturity Date is August 1, 2018. The Letter of Credit is issued pursuant to a Letter of Credit and Reimbursement Agreement containing various terms and covenants applicable to the Company, and the Company's obligations in respect of the Letter of Credit and the Bonds are secured by substantially all of the assets of the Company, including the new facility. MIDFA has also provided the Bank with additional credit support for the Letter of Credit, in the form of a $1,800,000 deficiency guaranty.

    The loan from the City of Baltimore Development Corporation accrues interest at a fixed rate of 61/2% per annum, amortized over twenty (20) years with monthly interest only payments due through December 1998, and monthly payments of principal and interest due thereafter through November 2016.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a.  Exhibits:

                 10(T) Loan Agreement dated as of November 1, 1996, by and
                       between the Registrant and Maryland Industrial Development Financing Authority.

                 10(U) Letter and Credit and Reimbursement Agreement dated
                       as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.

                 10(V) Collateral Pledge Agreement dated as of November 1,
                       1996, by and between the Registrant and First Union National Bank of North Carolina.

                 10(W) Promissory Note dated as of November 21, 1996 from
                       the Registrant to the Mayor and City of Council of Baltimore, in the original principal sum of $1,500,000.

                 10(X) Promissory Note dated as of November 21, 1996 from
                       the Registrant to the Maryland Industrial Financing Authority, in the original principal sum of $7,000,000

                 10(Y) Fourth Incentive Stock Option Plan of the Registrant


          b.  Reports on Form 8-K:

              A Form 8-K was filed November 21, 1996 detailing the acquisition and related financing of a building and land in Baltimore City, Maryland.

                       CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


                                      SIGNATURES
                                      ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHESAPEAKE BIOLOGICAL
                             LABORATORIES, INC.



                             ___________________________
                                  Registrant



DATE:___________             By:_____________________________
                                  John C. Weiss, III
                                  President


DATE:___________             By:_______________________________
                                  Thomas C. Mendelsohn
                                  Secretary