Form 10-K405
period 1997-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1997-06-26
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                         Commission File Number 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Maryland                              52-1176514
      (State or Other Jurisdiction                    (I.R.S. Employer)
    of Incorporation or Organization)                 Identification No.

   1111 S. Paca Street, Baltimore, MD                 21230
 (Address of Principal Executive Offices              (Zip Code)

Registrant's telephone number, including area code: (410) 843-5000

Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
Class A Common Stock, par value
$.01 per share                                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

      None at March 31, 1997 (as of May 27, 1997: Title of Each Class: Class A Common Stock, $.01 par value per share)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    ----       ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                           [Cover page 1 of 2 pages]

    As of June 17, 1997 the aggregate market value of the outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, held by non-affiliates of the Registrant was approximately $19,198,000 based on the closing sale price of the Class A Common Stock on June 17, 1997.

    The number of shares outstanding of each of the Registrant's classes of common stock, as of June 17, 1997:

               Class A Common Stock, $.01 per share--5,119,558 shares Class B Common Stock, $.01 per share-- none

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 12, 1997 are incorporated by reference into
Part III of this Form 10-K.

    This Form 10-K consists of 31 pages. The index to exhibits is set forth on page 13.

                             [Cover page 2 of 2 pages]

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is an established provider of pharmaceutical and biopharmaceutical product development and production services. The Company serves a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, the Company has provided services on a contract basis to more than 80 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products. Customers contract with the Company to produce development stage products for use in FDA clinical trials and to produce and manufacture United States Food and Drug Administration ("FDA") approved products for commercial sale.

    The Company has particular experience and expertise in providing development services and producing sterile, process-sensitive biopharmaceutical products. Biopharmaceutical products are derived from biological materials and typically involve larger, more complex molecules than traditional pharmaceutical products, which generally are based upon smaller, more stable, synthetic organic molecules. The complexity, inherent instability and process-sensitivity of biopharmaceutical products require the application of specialized technology and expertise in their development, production and analysis.

    The specialized development services provided by the Company include research and development on sterile product formulations; test method development and validation; process design and manufacturing validations; regulatory and compliance consulting; preparation of clinical trial materials; container-closure system design; and accelerated and ongoing stability studies.

    In June 1996, the Company received ISO (International Organization for Standardization) 9001 certification, demonstrating CBL's conformance with the established international quality management standards for product design, development, production, inspection and testing. CBL believes that ISO 9001 certification gives it a competitive advantage in attracting domestic and international customers.

    The Company's objective is to accelerate its growth and profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries. CBL's strategy to achieve this objective is to capitalize on outsourcing trends in those industries by increasing its development and production capabilities. As part of this strategy, in November 1996, CBL acquired a building in Baltimore, Maryland that is currently being improved and equipped as a laboratory and pharmaceutical production facility. The Company anticipates that this additional facility will be fully operational in early 1998, and will increase its production capacity severalfold.

    CBL believes its established experience and expertise, ISO 9001 certification, anticipated increase in capacity, and ability to offer a broad range of drug development and production services, will enable it to provide competitive, cost-effective solutions to the pharmaceutical and biopharmaceutical industries.

STRATEGY

    CBL's objective is to accelerate its growth and profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries. CBL's strategies to achieve this objective include the following:

    EXPAND PRODUCTION AND DEVELOPMENT SERVICES CAPABILITIES. The Company is implementing this strategy by improving and equipping its newly acquired building as a state-of-the-art laboratory and pharmaceutical production facility. This additional facility will significantly increase the Company's production capacity when operational, which is expected to occur in early 1998. This increase in production capacity will enable the Company to continue to meet its customers' increasing volume requirements, pursue larger scale, long-term commercial contracts and capture greater market share.

    CAPITALIZING ON OUTSOURCING TREND. The Company is tailoring its capabilities to effectively meet the increasing preference of pharmaceutical and biotechnology companies to outsource development and production functions. As part of this effort, the Company plans to expand its scientific and engineering staff to meet the challenges of developing and producing increasingly complex biologically-derived drug products. The Company also plans to enhance its data management expertise to enable it to better support its customer's regulatory needs. CBL is increasing its marketing staff to better communicate its capabilities to the pharmaceutical and biotechnology industries.

    FOCUS ON DEVELOPMENT OF CUSTOMERS' PRODUCTS. The Company believes that many pharmaceutical and biotechnology companies prefer to outsource development services to companies that do not manufacture, market and distribute potentially competitive proprietary products. CBL focuses substantially all of its resources on product development and production services for others and does not pursue research in competition with its customers.

COMPETITION

    The Company directly competes with several pharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. Although many of these pharmaceutical product development organizations, contract manufacturers and university research laboratories do not offer the full range of services offered by the Company, they can and do compete effectively against certain segments of the Company's business, including its pharmaceutical production capabilities. The Company also competes with in-house research, development and support service departments of pharmaceutical and biotechnology companies. Certain of these competitors, particularly large pharmaceutical and biotechnology companies, may have significantly greater resources than the Company.

    Competitive factors include reliability, turnaround time, reputation for innovation and quality performance, capacity to perform numerous required services, financial strength, and price. The Company believes that it competes favorably in these areas. In addition, the Company's strategy is to complement its customers by not pursuing research and development, or production, of products of its own. The Company believes that its customers will prefer it to others that offer the same services, but which also manufacture and sell their own products in competition with those of the customer.

EMPLOYEES

    At March 31, 1997, the Company had 56 full-time equivalent employees, of which six hold Ph.D. degrees, six hold master's degrees and seven hold other professional certifications. Thirty of CBL's employees perform scientific or engineering functions. The Company believes that its relations with its employees are good.

GOVERNMENTAL REGULATIONS

    The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug and Cosmetic Act and FDA administered Current Good Manufacturing Practices ("cGMP") regulations. Although the Company has successfully operated in this stringent regulatory environment since the early 1980's and believes such experience is an advantage over certain of its competitors, compliance with these regulations is a continuous process. These regulations apply to all phases of drug manufacturing, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance with cGMP by the Company could result in disqualification of data collected by the Company. Material violation of cGMP requirements could result in additional regulatory sanctions, and in severe cases could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

    To help assure compliance with applicable regulations, the Company has established quality assurance controls at its facilities that monitor on-going compliance by auditing test data and regularly inspecting facilities, procedures and other cGMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Company's standard operating procedures.

ADDITIONAL INFORMATION

    No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government.

ITEM 2. PROPERTIES

    The Company's executive offices, pharmaceutical manufacturing facilities and warehouse operations are located at two sites in Baltimore, Maryland. Since 1988, the Company has leased 15,000 square feet at the Seton Business Park which the Company has operated as a multi-customer pharmaceutical production facility in accordance with cGMP regulations. The current lease term for this facility expires on December 31, 1998, with two, two-year renewal options thereafter.

    In November 1996, the Company acquired an approximately 70,000 square foot building, located on 3.48 acres of land in the Carroll/Camden Industrial Park in Baltimore, Maryland to improve and equip as a pharmaceutical production facility and to house the Company's administrative offices and warehouse operations. The Company has retained The Whiting-Turner Contracting Company, believed by the Company to be among the more highly regarded construction and engineering firms in the mid-Atlantic region, as construction manager for the new facility. Substantial completion of the office and warehouse space renovations occurred in February 1997, and completion of the pharmaceutical build-out is anticipated to occur in early 1998. The Company believes that, upon completion of the new facility, its facilities will be adequate for the Company's operations and that suitable additional space will be available when needed.

    Through May 31, 1997, the Company had leased 19,200 square feet of space in Owings Mills, Maryland, which previously housed the Company's corporate headquarters, warehouse facilities and shipping and receiving operations prior to the relocation of those operations to the Carroll/Camden Industrial Park facility in February 1997. The Owings Mills facility lease had provided for an expiration date of December 31, 1998, with the Company responsible for annual rental payments of $134,400 and all operating and maintenance costs under this lease through that date. However, as of June 1, 1997, the Company negotiated the termination of the Owings Mills facility lease obligation and has agreed to pay a $30,200 termination fee.

ITEM 3. LEGAL PROCEEDINGS
  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    a) As of March 31, 1997, the Company's Class A Common Stock was listed on the American Stock Exchange--Emerging Company Marketplace (AMEX-ECM) under the trading symbol "PHD.EC."

    The price range of the Company's Class A Common Stock on AMEX-EC from April 1, 1996 to March 31, 1997, was:

                                                 HIGH        LOW
                                               ---------  ---------
Closing price................................  $    6.75  $    1.25

    On May 27, 1997, the Company's Class A Common Stock was listed on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the trading symbol "CBLI," and trading of the Class A Common Stock on the AMEX-EC terminated as of the close of trading on May 23, 1997. Subsequent to March 31, 1997, and through May 23, 1997, the Company's stock traded at a high of $5.25 and at a low of $4.44 on the AMEX-EC; and, subsequent to May 27, 1997, and through June 11, 1997, the high and low sales prices of the Class A Common Stock on the Nasdaq National Market were $4.50 and $3.75, respectively.

     b) As of June 18, 1997, there were approximately 246 record holders of the Company's Class A Common Stock.

     c) The Company has never declared or paid a cash dividend on its Class A Common Stock. Earnings, if any, are expected to be retained to finance the development of the Company's business.

     d) In connection with the listing by the Company of its Class A Common Stock on the Nasdaq National Market, the Company filed on May 22, 1997, a Registration Statement on Form 8-A with the United States Securities and Exchange Commission, in order to register the Class A Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registration Statement on Form 8-A was declared effective on May 27, 1997. The Class A Common Stock continues to remain registered pursuant to Section 12 (d) of the Exchange Act, pending completion of the de-listing process of the Class A Common Stock from the AMEX-EC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SUMMARY OF OPERATIONS

                                                                                   YEAR ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                     1997       1996       1995       1994       1993
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating Revenue................................................  $   8,654  $   6,174  $   6,982  $   5,213  $   3,453
Total Operating Expenses.........................................  $   7,863  $   5,637  $   6,617  $   4,649  $   3,139
Income (Loss) from Operations....................................  $     791  $     537  $     365  $     564  $     314
Gain from Extraordinary Items....................................  $  --      $  --      $  --      $   1,055  $      42
Net Income (Loss)................................................  $     504  $     309  $     566  $   1,563  $     257
Earnings Per Common Share........................................  $    .116  $    .078  $    .144  $    .393  $    .069

CONSOLIDATED BALANCE SHEET DATA

                                                                                  YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------------
                                                                    1997       1996       1995       1994       1993
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                                     (IN THOUSANDS)
Working Capital.................................................  $   2,794  $   2,161  $   1,822  $   1,493  $   1,139
Total Assets....................................................  $  13,445  $   4,320  $   4,138  $   3,587  $   2,264
Long Term Obligations...........................................  $   8,715  $     319  $     290  $     176  $     911
Stockholders' Equity............................................  $   4,043  $   3,384  $   3,075  $   2,493  $     875

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's operating revenues are derived from two principal sources--product development services and commercial production. The Company provides its customers in the pharmaceutical and biotechnology industries with product development services, including producing experimental products for use in clinical trials, and manufacturing services for FDA approved commercial drugs and medical devices on a contractual basis. The Company has particular experience and expertise in the development and production of sterile, process-sensitive biopharmaceutical products.

    The Company's scientific and engineering staff performs multiple product development functions for CBL's customers, including research and development of sterile product formulations; test method development and validation; process design and manufacturing validations; regulatory and compliance consulting; preparation of clinical trial materials; container-closure system design; and accelerated and on-going product stability studies. Following final development of a stable formulation of the pharmaceutical product and validation of the manufacturing process, the Company's production expertise is typically called upon to produce the development stage product for use in clinical trials or investigations, as part of the FDA approval process.

    CBL produces and manufactures FDA approved products for commercial sale by others. These products have included VitraxTM, an HA-based product developed by the Company for use in human ophthalmic surgery, and manufactured by the Company for Allergan Botox, Ltd., a subsidiary of Allergan, Inc. ("Allergan"), and EquronTM ("Equron"), an HA-based product for use in treatment of equine joint disease, manufactured by the Company for Solvay Veterinary, Inc., a subsidiary of Solvay & Cie, S.A., a major European chemical company.

    The contract manufacturing agreement for the manufacture of VitraxTM for Allergan expired in February 1997. In April 1997, however, the agreement was extended on modified terms until December 1997.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 1997 Compared to Fiscal Year Ended March 31, 1996

    Revenues for the fiscal year ended March 31, 1997, were $8.7 million compared to $6.2 million for fiscal year 1996, an increase of approximately 40%. The strong growth in revenues for fiscal year 1997 was due to a 72% increase in sales of VitraxTM to Allergan and an 81% increase in sales of product development services to new and existing customers. This increase in total revenues occurred notwithstanding an 85% decrease in sales of EquronTM to Solvay, which sold the related business unit to a third party. Sales of VitraxTM to Allergan represented 47% of the Company's total revenue for fiscal year 1997 compared to 39% in fiscal year 1996.

    Gross margin for fiscal year 1997 was 32% of revenues compared to 36% in fiscal year 1996. The decrease is due to expenses related to the expansion and relocation of the Company's executive and administrative offices and warehouse to the new facility and the increased proportion of sales of VitraxTM, which historically has a low margin.

    Operating expenses for fiscal year 1997 were $2.0 million compared to $1.7 million in fiscal year 1996, an increase of approximately 15%. This increase is due to a full year of research and development expenses in fiscal 1997 for a program that had been initiated in the second half of fiscal year 1996, the salary of an additional executive officer hired in the first quarter of fiscal 1997 and an increase in professional fees. As a percentage of revenues, operating expenses decreased to 23% in fiscal year 1997 from 28% in fiscal year 1996.

    Interest income was $9,000 in fiscal year 1997 compared to a $23,000 interest expense in fiscal year 1996. This improvement is due primarily to the increase in cash flow from operations which eliminated the Company's need to utilize available bank credit.

    The effective tax rate in fiscal year 1997 was 37% compared to 40% in fiscal year 1996 due to the utilization of tax credit carryforwards. During fiscal year 1997, the Company's net operating loss carryforward was fully utilized due to earnings during the last five years.

    Net income for fiscal year 1997 was $504,000 compared to $309,000 for fiscal year 1996, an increase of approximately 63%. Earnings per share were $0.12 for fiscal year 1997 compared to $0.08 in fiscal year 1996.

Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

    Revenues for the year ended March 31, 1996, were $6.2 million compared to $7.0 million in fiscal year 1995, a decrease of approximately 12%. The decrease is attributable to a 30% decline in sales of VitraxTM to Allergan, which instituted an inventory reduction program. In addition, a change in contract terms reduced development services revenue from Cel-Sci Corporation by 60%. However, this reduction in revenues was partially offset by sales of product development services to new and existing customers, which increased by 43%. VitraxTM sales to

Allergan and development services performed for Cel-Sci Corporation represented 39% and 8% of total revenues in fiscal year 1996 compared to 49% and 17% in fiscal year 1995, respectively.

    Gross margin for fiscal year 1996 was 36% of revenues compared to 27% in fiscal year 1995. The increase is attributable to improved manufacturing operations and a lower percentage of total sales of VitraxTM, which historically has a low margin. In addition, the change in contract terms related to Cel-Sci Corporation had a positive effect on gross margin.

    Operating expenses for fiscal year 1996 were $1.7 million compared to $1.5 million in fiscal year 1995, an increase of approximately 11%. The increase is due to commissions paid to field representatives and the full year cost of a manager hired in the fourth quarter of fiscal year 1995. In addition, the Company initiated a new research and development program for one of its customer's products in the third quarter of fiscal year 1996 resulting in expenses of $44,000 in fiscal year 1996.

    Interest expense was $23,000 in fiscal year 1996 compared to $8,000 in fiscal year 1995. This increase is due to a longer duration of borrowing under the Company's line of credit.

    The effective tax rate for fiscal year 1996 was 40%. In fiscal year 1995, the Company recorded a deferred tax asset, net of a deferred tax liability, of $210,000 to recognize the future benefit of its remaining net operating loss carryforwards for income tax purposes. Net operating loss carryforwards in an aggregate amount to $2.8 million as of March 31, 1992, were reduced to $121,000 as of March 31, 1996, due to profitable operations.

    Net income and earnings per share for fiscal year 1996 were $309,000 and $0.08 compared to $566,000 and $0.14 for fiscal year 1995, respectively.

Capital Resources

    In November 1996, the Company acquired an approximately 70,000 square foot building, located on 3.48 acres of land in the Carroll/Camden Industrial Park, Baltimore, Maryland to renovate and equip as a pharmaceutical manufacturing facility and to house its administrative offices and warehouse operations. The Company paid $2,150,000 in cash and 125,000 shares of Class A Common Stock for the land and existing improvements.

    The cash portion of the purchase price for the land and existing building, as well as the cost of the proposed renovations and a portion of the pharmaceutical manufacturing equipment and related pharmaceutical facility build-out, was financed through the issuance of $7,000,000 variable rate economic development demand revenue bonds by Maryland Industrial Development Financing Authority ("MIDFA"), and a $1,500,000 loan from the Mayor and City Council of Baltimore, acting through the Department of Housing and Community Development c/o the City of Baltimore Development Corporation. The Company also intends to equip the new facility with approximately $2,900,000 of additional pharmaceutical manufacturing equipment to be financed through equipment operating leases. As of March 31, 1997, the Company has received commitments from several equipment leasing companies, including leasing companies affiliated with NationsBank, American Equipment Leasing (a unit of European American Bank), BancBoston and CoreStates, to supply over $4,000,000 in equipment through operating lease arrangements, for installation and validation at the new facility. Although actual leases have not been executed, the Company anticipates that it will be able to establish equipment lease financing arrangements as necessary to enable the Company to complete the pharmaceutical build-out of the newly acquired facility.

    The bonds issued by MIDFA are variable rate, tax-exempt, and are issued pursuant to a

Trust Indenture. The maximum annual interest rate provided for under the terms of the bonds is 12% and, subject to certain conditions, the bonds may be converted to fixed-rate at the option of the Company. However, the Company has entered into an interest rate swap agreement and, as a result, the interest rate applicable to the bonds through November 2003 is capped at 5.51%. As of April 24, 1997, the interest rate was 5.105%. The principal portion of the bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The maturity date is August 1, 2018. The letter of credit is issued pursuant to a Letter of Credit and Reimbursement Agreement containing various terms and covenants applicable to the Company. The Company's obligations in respect of the letter of credit and the bonds are secured by substantially all of the assets of the Company, including the new facility. MIDFA has also provided the Bank with additional credit support for the letter of credit in the form of a $1,800,000 deficiency guaranty.

    The loan from the City of Baltimore Development Corporation accrues interest at a fixed rate of 6 1/2% per annum, amortized over twenty (20) years with monthly interest only payments due through November 1998, and monthly payments of principal and interest due thereafter through November 2016.

    The terms of the MIDFA bond financing and applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") and corresponding regulations limit to $10,000,000 the aggregate amount of capital expenditures incurred by or attributable to the Company within the City of Baltimore during the six year period from November 1993 to November 1999. The Code and corresponding regulations provide that capital expenditures made by others at the Seton Business Park facility, including the landlord and other facility tenants, may accrue against the Company's capital expenditure limit. The Company intends to manage its anticipated growth to avoid making capital expenditures which would cause the Company to exceed the imposed limit. For example, equipment obtained by the Company through operating leases, which are not capital expenditures, would not accrue against the limit, nor would capital expenditures by the Company on facilities outside of the jurisdictional limits of the City of Baltimore. Nevertheless, the Company may exceed the capital expenditure limit inadvertently or because it determines that to do so is in the best interest of the Company. In the event that the capital expenditure limit is exceeded, the Company would be required to refinance the existing indebtedness through a taxable bond issue, conventional debt financing, or other means.

    Management of the Company believes that it has sufficient cash and borrowing capacity to fund its current operations and capital needs.

Financial Condition and Liquidity

    On March 31, 1997, the Company had cash and cash equivalents of $1,783,000 compared to $241,000 at March 31, 1996. Cash available to fund operations was $1,433,000 at March 31, 1997, and $350,000 was held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with the Bank. In addition, and not included in the above sums, $4,683,000 was held by the bond trustee under the Trust Indenture at March 31, 1997, for the renovation and equipping of the new facility. The Company also maintains a $750,000 Revolving Line of Credit with First Union National Bank of Maryland under which there was no outstanding balance at March 31, 1997.

Subsequent Events

    As described above, in April 1997, the Contract Manufacturing Agreement between the Company and Allergan, which had expired in February 1997, was extended until December 1997, on modified terms. The modified terms provide for the production of VitraxTM using active ingredient supplied by Allergan, rather than active ingredient manufactured by CBL. In addition, Allergan is seeking FDA approval to manufacture VitraxTM at its own facility in Ireland, and the modified terms relieve Allergan of any obligation to purchase VitraxTM exclusively from the Company.

    On April 25, 1997, the Company filed a Registration Statement on Form S-2 (No. 333-25903), with the United States Securities and Exchange Commission, pursuant to the Securities Act of 1933, as amended, with respect to the offering and sale by the Company of 1,000,000 shares of its Class A Common Stock, together with another 150,000 shares to cover over-allotments. On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 of the shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions and Underwriter's expense allowance) of approximately $3.5 million dollars. The proceeds of the offering are to be used by the Company for working capital and other general corporate purposes to fund the Company's continued growth.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are contained on pages 18 through 21 of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1997.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1). Financial Statements

                                                                               PAGE NUMBER
                                                                            -----------------
Report of Independent Public Accountants..................................             17
Consolidated Balance Sheets--March 31, 1997
  and 1996................................................................             18
Consolidated Statements of Income-- Years
  Ended March 31, 1997, 1996 and 1995.....................................             19
Consolidated Statements of Changes in Stockholders'
  Equity-- Years Ended March 31, 1997,
  1996 and 1995...........................................................             20
Consolidated Statements of Cash Flows -
  Years Ended March 31, 1997, 1996 and 1995...............................             21
Notes to Consolidated Financial Statements................................             22

(a)(2). Schedules

SCHEDULE NUMBER                                        DESCRIPTION                   PAGE NUMBER
---------------------------------------  ---------------------------------------  -----------------
II.....................................  Valuation and Qualifying Accounts                   31

(a)(3)               Exhibits

H 3(a)               Articles of Restatement.

D 3(b)               Amended and Restated By-Laws of the Registrant

H 4                  Article Fifth of the Articles of Restatement. See
                     Exhibit 3(a) above.

A 10(a) Assignment and Agreement, dated March 8, 1980, between William P. Tew, Ph.D., and the Registrant.

A 10(b)              Incentive Stock Option Plan of the Registrant.

A 10(c)              Second Incentive Stock Option plan of the Registrant.

A 10(d)              Third Incentive Stock Option Plan of the Registrant.

A 10(e)              Director's Agreement dated May 5, 1986, between John C.
                     Weiss, III and the Registrant.

A 10(f)              Lease, dated December 26, 1986, between
                     Centennial/Warren Technology Associates Limited Partnership, as predecessor of Jiffy Lube International of Maryland, Inc., and the Registrant.

A 10(i) Agreement, dated May 16, 1983 between E.R. Squibb & Sons, Inc. and the Registrant, and notice and consent to assignment dated October 10, 1985, among Squibb, Solvay Veterinary, Inc. and the Registrant.

A 10(j) Agreements, dated December 7, 1987 between Solvay Veterinary, Inc., and the Company.

C 10(k) Lease Agreement dated October 6, 1993 by and between the Company and Crondall Lane Limited Partnership.

B 10(l) Contract Manufacturing Agreement, dated January 1, 1991, by and between the Registrant and Allergan
                     Pharmaceuticals (Ireland), Ltd., Inc.

B 10(m) Loan and Security Agreement, dated September 2, 1994, by and between the Registrant and the Bank of Baltimore Bancorp Leasing and Financial, Inc., both now known as First Union National Bank of Maryland.

E 10(n) Employment Agreement dated as of July 1, 1995 by and between the Registrant and William P. Tew, Ph.D.

E 10(o) Employment Agreement dated as of July 1, 1995 by and between the Registrant and Narlin B. Beaty, Ph.D.

E 10(p) Employment Agreement dated as of July 1, 1995 by and between the Registrant and Thomas C. Mendelsohn.

E 10(q) Employment Agreement dated as of July 1, 1995 by and between the Registrant and John T. Janssen.

E 10(r) Employment Agreement dated as of July 1, 1995 by and between the Registrant and Robert J. Mello, Ph.D.

(a)(3)               Exhibits, Continued

F 10(s) Employment Agreement dated as of May 16, 1996 by and between the Registrant and John C. Weiss, III.

G 10(t) Loan Agreement dated as of November 1, 1996, by and between the Registrant and Maryland Industrial Development Financing Authority

G 10(u) Letter of Credit and Reimbursement Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.

G 10(v) Collateral Pledge Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.

G 10(w) Promissory Note dated as of November 21, 1996 from the Registrant to the Mayor and City Council of Baltimore, in the original principal sum of $1,500,000.

G 10(x) Promissory Note dated as of November 21, 1996 from the Registrant to the Maryland Industrial Financing Authority, in the original principal sum of $7,000,000.

E 10(y)              Fourth Incentive Stock Option Plan of the Registrant.

H 10(z) Letter Agreement dated November 21, 1996, by and between Registrant and William P. Tew, Ph.D.

H 10(aa) Letter Agreement dated November 21, 1996, by and between Registrant and Narlin B. Beaty, Ph.D.

H 10(bb) Letter Agreement dated November 21, 1996, by and between Registrant and John C. Weiss, III.

H 10(cc) Letter Agreement dated November 21, 1996, by and between Registrant and Thomas C. Mendelsohn.

H 10(dd) Letter Agreement dated November 21, 1996, by and between Registrant and John T. Janssen.

H 10(ee) Letter Agreement dated November 21, 1996, by and between Registrant and Robert J. Mello, Ph.D.

H 10(ff)             1997 Directors' Stock Option Plan of the Registrant

A22                  Subsidiary of the Registrant.

-----------------------

A Incorporated by reference to Exhibits to Company's Registration Statement on Form S-18 (No. 33-17655).

B Incorporated by reference to Exhibits to Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1994.

C Incorporated by reference to Company's Form 10-K/A, Amendment No.1 to Annual Report on Form 10-K for Fiscal Year Ended March 31, 1994.

D Incorporated by reference to Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1994.

E Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1995.

(a)(3)               Exhibits, Continued

---------------
Footnotes continued from previous page:


F Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1996.

G Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 1996.

H Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-2 (No. 333-35903)

  (b) Reports on Form 8-K
      The Registrant filed a current Report on Form 8-K on March 4, 1997, reporting an Item 5 event (the appointment of Mr. Thomas P. Rice to the Board of Directors).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

BY: /s/ John C. Weiss, III/
   -----------------------------
   JOHN C. WEISS, III, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ WILLIAM P. TEW, Ph.D./      Chief Executive Officer       June 26, 1997
------------------------------    Chairman of the Board and
      William P. Tew, Ph.d.       Director


  /s/ JOHN C. WEISS, III/         President and Director        June 26, 1997
------------------------------
     John C. Weiss, III


  /s/ JOHN T. JANSSEN/            Chief Financial Officer       June 26, 1997
------------------------------    and Treasurer
     John T. Janssen


  /s/ NARLIN B. BEATY, PH.D./     Chief Technical Officer       June 26, 1997
------------------------------    and Director
      Narlin B. Beaty, Ph.d.


  /s/ THOMAS C. MENDELSOHN/       Vice President, Secretary     June 26, 1997
------------------------------    and Director
    Thomas C. Mendelsohn


  /s/ REGIS F. BURKE/             Director                      June 26, 1997
------------------------------
      Regis F. Burke


  /s/ HARVEY L. MILLER/           Director                      June 26, 1997
------------------------------
      Harvey L. Miller


  /s/ THOMAS P. RICE/             Director                      June 26, 1997
------------------------------
      Thomas P. Rice

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Chesapeake Biological Laboratories, Inc.:

    We have audited the accompanying consolidated balance sheets of Chesapeake Biological Laboratories, Inc. (a Maryland corporation) and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Biological Laboratories, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP



Baltimore, Maryland,
April 25, 1997

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1997 AND 1996

ASSETS                                                                 1997           1996
                                                                   -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)..............................  $   1,432,944  $    240,583
 Restricted cash (Note 2)........................................        350,000       --
 Accounts receivable, net (Note 2)...............................        714,793       671,626
 Inventories (Notes 2 and 4).....................................        760,075     1,687,616
 Prepaid expenses................................................        140,160        43,637
 Deferred tax asset (Note 11)....................................         50,540       134,639
 Interest receivable.............................................         32,616       --
                                                                   -------------  ------------
  Total current assets...........................................      3,481,128     2,778,101
PROPERTY AND EQUIPMENT, net (Notes 2 and 5)......................      4,857,664     1,514,167
BOND FUNDS HELD BY TRUSTEE (Notes 2 and 7).......................      4,682,998       --
DEFERRED FINANCING COSTS (Note 7)................................        395,138       --
OTHER ASSETS.....................................................         27,690        27,690
                                                                   -------------  ------------
  Total assets
                                                                   $  13,444,618  $  4,319,958
                                                                   -------------  ------------
                                                                   -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses...........................  $     551,112  $    351,742
 Current portion of long term debt and capital lease obligations
  (Notes 7 and 8)................................................         49,769        49,769
 Deferred revenue (Note 2).......................................         85,887       215,513
                                                                   -------------  ------------

  Total current liabilities......................................        686,768       617,024

LONG TERM LIABILITIES:
 Long term debt and capital lease obligations, net of current
  portion (Notes 7 and 8)........................................      8,553,985       105,668
 Deferred rent (Note 8)..........................................         52,590        82,657
 Deferred tax liability (Note 11)................................        108,549       130,598
                                                                   -------------  ------------
  Total liabilities..............................................      9,401,892       935,947
                                                                   -------------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 8, and 9)

STOCKHOLDERS' EQUITY:
 Class A common stock, par value $.01 per share;
  8,000,000 shares authorized; 4,114,558 and 3,979,938
  shares issued and outstanding..................................         41,145        39,799
 Class B common stock, par value $.01 per share; 2,000,000 shares
  authorized; no shares issued and outstanding....................            --            --
 Additional paid-in capital.......................................     3,980,836     3,827,182
 Retained earnings (accumulated deficit)..........................        20,745      (482,970)
                                                                   -------------  ------------
  Total stockholders' equity (Note 10)............................     4,042,726     3,384,011
                                                                   -------------  ------------
  Total liabilities and stockholders' equity.....................  $  13,444,618  $  4,319,958
                                                                   -------------  ------------
                                                                   -------------  ------------

   The accompanying notes are an integral part of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
OPERATING REVENUE (Note 2)..............................................  $  8,653,793  $  6,174,148  $  6,981,788

COST OF REVENUE.........................................................     5,895,479     3,927,331     5,077,688
                                                                          ------------  ------------  ------------
GROSS PROFIT............................................................     2,758,314     2,246,817     1,904,100

OPERATING EXPENSES:

 General and administrative.............................................     1,430,976     1,210,093     1,230,076
 Selling................................................................       413,136       454,934       308,612
 Research and development...............................................       123,482        44,313            --

 Income from operations.................................................       790,720       537,477       365,412
                                                                          ------------  ------------  ------------
INTEREST INCOME (EXPENSE), net (Notes 6, 7 and 8).......................         8,828       (22,580)       (8,473)
                                                                          ------------  ------------  ------------
 Income before provision (benefit) for income taxes.....................       799,548       514,897       356,939
PROVISION (BENEFIT) FOR INCOME TAXES (Notes 2 and 11)...................       295,833       205,959      (208,955)
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $    503,715  $    308,938  $    565,894
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
 Primary
   Net Income...........................................................  $       0.12  $       0.08  $       0.14
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
 Fully diluted
   Net Income...........................................................  $       0.12  $       0.08  $       0.14
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (Note
  2)
 Primary................................................................     4,190,767     3,993,064     4,051,950
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
 Fully diluted..........................................................     4,281,723     3,993,064     4,052,551
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

 The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                         RETAINED
                                                                         ADDITIONAL      EARNINGS
                                                                          PAID-IN      (ACCUMULATED
                                                SHARES     PAR VALUE      CAPITAL        DEFICIT)        TOTAL
                                              ----------  -----------  --------------  -------------  ------------
BALANCE, March 31, 1994.....................   3,890,052   $  38,900    $  3,811,992   $  (1,357,802) $  2,493,090
Issuance of shares pursuant to exercise of
  stock options.............................      89,886         899          15,190           --          16,089
Net income..................................         --          --             --           565,894       565,894
                                              ----------  -----------  --------------  -------------  ------------
BALANCE, March 31, 1995.....................   3,979,938      39,799       3,827,182        (791,908)    3,075,073
Net income..................................         --          --             --           308,938       308,938
                                              ----------  -----------  --------------  -------------  ------------
BALANCE, March 31, 1996.....................   3,979,938      39,799       3,827,182        (482,970)    3,384,011
Issuance of shares pursuant to purchase of
  building..................................     125,000       1,250         148,750           --          150,000
Issuance of shares pursuant to exercise of
  stock options.............................       9,620          96           4,904           --            5,000
Net income..................................         --          --             --           503,715       503,715
                                              ----------  -----------  --------------  -------------  ------------
BALANCE, March 31, 1997.....................   4,114,558   $  41,145    $  3,980,836   $      20,745  $  4,042,726
                                              ----------  -----------  --------------  -------------  ------------
                                              ----------  -----------  --------------  -------------  ------------

 The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                 1997         1996        1995
                                                                              -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................  $   503,715  $  308,938  $  565,894
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
Depreciation and amortization...............................................      360,922     319,827     274,115
Provision (benefit) for deferred income taxes...............................       62,050     205,959    (210,000)
(Increase) decrease in accounts receivable..................................      (43,167)     19,780    (249,716)
Decrease (increase) in inventories..........................................      927,541    (236,896)   (134,593)
(Increase) decrease in prepaid expenses.....................................      (96,523)      5,069     (30,397)
Increase in interest receivable.............................................      (32,616)     --          --
Decrease in inventory due Allergan..........................................      --           --        (300,000)
Increase (decrease) in accounts payable and accruals........................      199,370    (113,858)     96,728
(Decrease) increase in deferred revenue.....................................     (129,626)     87,530     (60,225)
(Decrease) increase in deferred rent........................................      (30,067)    (20,114)      9,744
                                                                              -----------  ----------  ----------
Net cash provided by (used in) operating activities.........................    1,721,599     576,235     (38,450)
                                                                              -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................................   (3,554,419)   (318,355)   (578,493)
Increase in bond funds held by Trustee......................................   (4,682,998)     --          --
                                                                              -----------  ----------  ----------
Purchase of property and equipment..........................................   (8,237,417)   (318,355)   (578,493
                                                                              -----------  ----------  ----------)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of/proceeds from short term borrowings--net....................      --         (127,991)    127,991
Proceeds from long-term debt................................................    8,500,000      --          70,297
Repayments of long-term debt................................................      (22,419)    (21,231)    (44,910)
Repayments of capital lease obligations.....................................      (29,264)    (28,867)    (26,123)
Payment of debt issuance costs..............................................     (395,138)     --          --
Increase in restricted cash.................................................     (350,000)     --          --
Net proceeds from sale of stock.............................................        5,000      --          16,089
                                                                              -----------  ----------  ----------
Net cash provided by (used in) financing....................................    7,708,179    (178,089)    143,344
                                                                              -----------  ----------  ----------
Increase (decrease) in cash and cash equivalents............................    1,192,361      79,791    (473,599)
CASH AND CASH EQUIVALENTS, beginning of period..............................      240,583     160,792     634,391
                                                                              -----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period....................................  $ 1,432,944  $  240,583  $  160,792
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
CASH PAID DURING THE YEAR FOR:
Interest....................................................................  $    27,315  $   27,180  $   14,538
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
Income taxes................................................................  $     7,733  $   55,000  $   12,593
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
Non-Cash Transactions:
Acquisitions of property and equipment under capital lease obligations......  $   --       $   --      $   62,474
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------
Issuance of stock pursuant to purchase of building..........................  $   150,000  $   --      $   --
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

           CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR YEARS ENDED MARCH 31, 1997, 1996 AND 1995

1. ORGANIZATION:

    Chesapeake Biological Laboratories, Inc. ("CBL" or "the Company") is an established provider of pharmaceutical and biopharmaceutical product development and production services on a contract basis for a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, CBL has provided its product development services to more than 80 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products intended for human clinical trials. Customers contract with the Company to produce development stage products for use in Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved products for commercial sale. The Company's business depends in part on strict government regulation of the drug development process, especially in the United States. CBL's production facility operates under the current Good Manufacturing Practices ("cGMP") established and regulated by the FDA.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corp.

    Accounts Receivable

    Accounts receivable are stated net of allowances for doubtful accounts of $10,300 and $16,400 as of March 31, 1997 and 1996, respectively.

    Inventories

    Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market, determined under the first-in, first-out (FIFO) method.

    Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease.

    Cash and Cash Equivalents

    Cash and cash equivalents include amounts invested in accounts with a maturity of three months or less which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by the Bond Trustee as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see Note 7).

    Revenue Recognition

    The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenues represent deposits normally required of customers with development products.

          CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,continued

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

    Income Taxes

    Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 11).

    Stock Option Plans

    Prior to April 1, 1996, the Company accounted for its stock-option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 10).

    Per Share Information

    Per share information is based on the weighted average number of shares of common and common equivalent shares outstanding. The Company uses the treasury stock method to calculate the dilutive effect of outstanding options at period end based on the Company's stock price on the AMEX Emerging Company Marketplace.

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

3.  CONCENTRATIONS OF CREDIT RISK/SIGNIFICANT CUSTOMERS:

    The Company's customers span the range of the pharmaceutical and medical device industries. For most customers, the Company requires an up-front payment on orders. There are some recurring customers, however, for which CBL has waived that practice.

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of VitraxTM originally expired in February 1997. Subsequent to year-end, an agreement was reached between CBL and Allergan which calls for the production of VitraxTM through December 31, 1997, on modified terms providing for the production of VitraxTM using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In

         CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,continued

3.  CONCENTRATIONS OF CREDIT RISK/SIGNIFICANT CUSTOMERS, Continued:

    addition, Allergan has been relieved of any obligation to purchase
    VitraxTM exclusively from the Company. During the years ended
    March 31, 1997, 1996 and 1995, approximately 49%, 41% and 51%, respectively, of CBL's sales were to Allergan. During the years ended
    March 31, 1997, 1996 and 1995, sales to the second largest customer, which was a different customer each year, were 8%, 14% and 18% of CBL's sales, respectively. The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts. However, there can be no assurance that the Company's business will not continue to be dependent on certain customers or that annual results will not be dependent upon the performance of a few large projects.

4.  INVENTORIES:

     Inventories consisted of the following at March 31, 1997 and 1996:

                                                                         1997         1996
                                                                      ----------  ------------
Raw materials.......................................................  $  324,417  $    371,954
Work-in-process.....................................................     433,454     1,288,163
Finished goods......................................................       2,204        27,499
                                                                      ----------  ------------
                                                                      $  760,075  $  1,687,616
                                                                      ----------  ------------
                                                                      ----------  ------------

5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at March 31, 1997 and 1996:

                                                                        1997         1996
                                                                     -----------  -----------
Land...............................................................  $   245,000  $      --
Building...........................................................    2,137,265         --
Construction in progress...........................................    1,324,619       68,741
Laboratory equipment...............................................    2,189,512    2,133,800
Furniture and fixtures.............................................      384,130      352,792
Leasehold improvements.............................................      435,582      456,356
                                                                     -----------  -----------
                                                                       6,716,108    3,011,689
Less: Accumulated depreciation.....................................   (1,858,444)  (1,497,522)
                                                                     -----------  -----------
                                                                     $ 4,857,664  $ 1,514,167
                                                                     -----------  -----------
                                                                     -----------  -----------

    Depreciation and amortization expense for the years ended March 31, 1997, 1996 and 1995 was $360,922, $319,827, and $274,115, respectively.


6.  BANK FINANCING ARRANGEMENTS:

    During fiscal 1995, the Company obtained a $750,000 Revolving Line of Credit Facility and a $2,000,000 Equipment Leasing/Financing Credit Facility, secured by the Company's inventory and accounts receivable, and by the equipment acquired by the Company. The Revolving Credit Facility, which is used to fund operating requirements, provides for interest at 0.5% over the prime rate. The aggregate outstanding balance on the Revolving Credit Facility was $128,000 as of March 31, 1995, with no balances as of March 31, 1997 and 1996. The average outstanding

          CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,continued


6.  BANK FINANCING ARRANGEMENT, CONTINUED:

    balance on the Revolving Credit Facility for fiscal years 1997, 1996 and 1995, was $21,000, $86,000 and $64,000, respectively. The average interest rate on the Revolving Credit Facility for fiscal years 1997, 1996 and 1995, was 8.75%, 9.0% and 9.5%, respectively. In connection with the bond issuance described below, no further funds are available under the Equipment Leasing/Financing Credit Facility; however, the Revolving Line of Credit Facility remains in effect, secured by inventory and accounts receivable.

7.  LONG TERM DEBT:

    In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company is now in the process of renovating to provide CBL with office, warehouse and pharmaceutical manufacturing space. The Company is actively seeking opportunities and customer contracts to utilize these expanded capabilities. However, as of March 31, 1997, the Company has not entered into any definitive customer contracts for the new facility. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority, and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan has an interest rate which is fixed at 6.5%. The bonds are tax exempt and variable rate and may be converted to a fixed rate.

    The Company has also entered into an interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the bonds. This agreement results in a maximum interest rate on the bonds of 5.51%, and relates to $6 million of the outstanding bonds. The agreement became effective in November 1996 and will expire in November 2003.

    The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay letter of credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The Maturity Date is August 1, 2018. The loan from the City of Baltimore requires interest only payments for the first two years, with monthly principal and interest payments beginning November 1998 with the final payment due in November 2016.

    There are certain covenants contained in the debt financing, which include ratios and balances as to minimum tangible net worth, liability to net worth ratio, EBITDA ratio, and current ratio (all as defined). Other covenants include a ceiling on capital expenditures and on the incurrence of other indebtedness (as defined). The Company was in compliance with all such covenants as of March 31, 1997.

    In connection with the financing, the Company incurred costs of $395,000 which will be amortized over the term of the bonds. The Company has also capitalized $58,000 of net construction period interest costs through March 31, 1997, which will be expensed over the useful life of the building.


    The Company's other long term debt as of March 31, 1997 consists of a truck and an equipment loan. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

          CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,continued

7.  LONG TERM DEBT, CONTINUED:

    The remaining principal payments on the Company's long term debt as of March 31, 1997, are as follows:




         YEAR ENDED
          MARCH 31,                     AMOUNT
         -----------                   --------
             1998..................   $  20,960
             1999..................     347,464
             2000..................     667,869
             2001..................     669,519
             2002 and thereafter...   6,839,257
                                      -----------
$                                     8,545,069
                                      -----------
                                      -----------

    Based on the borrowing rates currently available to the Company, the fair value of long-term debt, exclusive of capital lease obligations, as of March 31, 1997, is approximately $8,522,000.

8.  LEASES:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for a second facility to house its corporate offices, warehousing, shipping and receiving functions. The lease expires
    December 31, 1998, with two, two-year renewal terms. The rent expense under the lease agreement was $143,948, $147,002, and $139,186 for the years ended March 31, 1997, 1996 and 1995, respectively. The Company is currently in the process of subletting the facility for the remainder of the lease term and management believes sublease revenues will approximate the future rental commitment obligation.

    The Company's original facility will be primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewable terms of two years each. Related rental payments for the years ended March 31, 1997, 1996 and 1995, were $234,784, $232,782, and
    $228,683, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal year 1997 the Company entered into several operating leases that expire during fiscal year 2001.

          CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,continued


8.  LEASES, Continued:

    At March 31, 1997 the aggregate minimum annual lease payments were as follows:

              YEAR ENDED    CAPITAL    OPERATING
              MARCH 31      LEASES      LEASES
             -----------  ----------  ----------
                1998   $   38,909  $  273,306
                1999       36,245     217,768
                2000        1,123      29,541
                2001          --       15,904
                          ----------  ----------
                           76,277   $  536,519
Less interest........     (17,592)    ==========
                          ----------

Present value of future
minimum lease payments  $  58,685
                        -----------
                        -----------

9.  CONTINGENCIES:

    In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the products that it has produced or developed for others. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage. Clinical trial materials are produced by the Company for use by its customers in studies that are strictly regulated by the FDA. During fiscal 1997, 1996 and 1995, there were no legal proceedings to which the Company was a party.

10. STOCK OPTION PLANS:

    The Company has adopted four incentive stock option plans for employees (the "Option Plans") and a separate plan for Directors. The Option Plans provide for the granting of incentive stock options within the meaning of
    Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of all options granted under the Option Plans must be at least equal to the fair market value of such shares on the date of the grant (110% in the case of an optionee who is an owner of more than 10% of the Company's Common Stock), and the maximum term of the options range from five to ten years.

    The Company applies APB Opinion 25 and related interpretations in accounting for its plans, under which no compensation expense has been recognized. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

       CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10. STOCK OPTION PLANS, Continued:

                                                                 YEAR ENDED          YEAR ENDED
                                                               MARCH 31, 1997      MARCH 31, 1996
                                                               --------------      --------------
  Net income:
   As reported..................................................    $  503,715      $  308,938
   Pro forma....................................................    $  364,955      $  286,233

  Primary earnings per share:
   As reported..................................................          0.12            0.08
   Pro forma....................................................          0.09            0.07

  Fully diluted earnings per share:
   As reported..................................................          0.12            0.08
   Pro forma....................................................          0.09            0.07



10. STOCK OPTION PLANS: (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 YEAR ENDED          YEAR ENDED
                                                               MARCH 31, 1997      MARCH 31, 1996
                                                               --------------      --------------
   Expected volatility..........................................      82.2%           82.2%
   Risk-free interest rates.....................................    5.9--6.0%        6.5--6.7%
   Expected lives...............................................    4-5 years       4-5 years

    A summary of option transactions for the years ended March 31, 1997, 1996 and 1995 is as follows:

                                                                   1997                  1996                   1995
                                                           --------------------  --------------------  ----------------------
                                                                      WEIGHTED              WEIGHTED               WEIGHTED
                                                                       AVERAGE               AVERAGE                AVERAGE
                                                                      EXERCISE              EXERCISE               EXERCISE
                                                            SHARES      PRICE     SHARES      PRICE     SHARES       PRICE
                                                           ---------  ---------  ---------  ---------  ---------  -----------
Outstanding, beginning of year...........................    366,750  $    2.16    256,250  $    2.43    386,250  $    1.80
Granted..................................................    300,000       2.98    130,500       1.50     --            --
Exercised................................................    (11,250)      1.28     --         --        (98,996)       0.54
Expired or cancelled.....................................    (83,600)      3.80    (20,000)      1.25    (31,004)       0.62
                                                           ---------  ---------  ---------  ---------  ---------       -----
Outstanding, end of year.................................    571,900  $    2.37    366,750  $    2.16    256,250   $    2.43
                                                           ---------  ---------  ---------  ---------  ---------       -----
                                                           ---------  ---------  ---------  ---------  ---------       -----
Shares available for future grant........................    531,550                43,497               132,997
                                                           ---------             ---------             ---------
                                                           ---------             ---------             ---------
Options exercisable at end of period.....................    105,000               108,750                45,000
                                                           ---------             ---------             ---------
                                                           ---------             ---------             ---------
Weighted average fair value of options granted...........  $    2.24             $    1.03                --
                                                           ---------             ---------             ---------
                                                           ---------             ---------             ---------


    The weighted average remaining contractual life of options outstanding at March 31, 1997, is 5.6 years.

       CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


11. INCOME TAXES:

    The provision (benefit) for income taxes was comprised of the following for the years ended March 31, 1997, 1996 and 1995:

                                                         1997        1996        1995
                                                      ----------  ----------  -----------
Federal:
   Current..........................................  $  198,716    $   --      $  1,045
   Deferred.........................................      52,743    175,065     (178,657)

State:

   Current..........................................      35,067      --          --
   Deferred.........................................       9,307     30,894      (31,343)
                                                      ----------  ----------  -----------
Provision (benefit) for income taxes................  $  295,833  $ 205,959  $  (208,955)
                                                      ----------  ----------  -----------
                                                      ----------  ----------  -----------

The following table reconciles income taxes at the federal statutory rate to the provision for income taxes in the accompanying consolidated statements of income for the years ended March 31, 1997, 1996 and 1995.

                                                                                 1997        1996        1995
                                                                              ----------  ----------  -----------
Income tax at federal statutory rate........................................  $  271,846  $  175,065  $   121,359
  State tax, net of federal benefit.........................................      36,939      30,894       28,295
  Alternative minimum tax...................................................       --           --          1,045
  Utilization of net operating loss carryforwards...........................       --           --       (149,654)
  Recognition of cumulative benefit for deferred income tax.................       --           --       (210,000)
  Other.....................................................................     (12,952)       --          --
                                                                              ----------  ----------  -----------
  Provision (benefit) for income taxes......................................  $  295,833  $  205,959  $  (208,955)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

As of March 31, 1997, CBL had no operating loss carryforwards for income tax purposes.

Total deferred tax liabilities and deferred tax assets as of March 31, 1997 and 1996, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows.

                                                               MARCH 31, 1997  MARCH 31, 1996
                                                               --------------  --------------
Deferred tax assets:
  Inventory....................................................   $   32,251      $   71,609
  Accruals and reserves........................................       18,289          15,845
  Net operating loss and credit carryforwards..................        --             47,185
                                                               --------------  --------------
                                                                  $   50,540      $  134,639
                                                               --------------  --------------
                                                               --------------  --------------
Deferred tax liability:
  Property and equipment.......................................   $  108,549      $  130,598
                                                               --------------  --------------
                                                               --------------  --------------

       CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


12. PROFIT SHARING PLAN:

    During the year ended March 31, 1994, the Company established a 401K-Profit Sharing Plan ("the Plan") for all full-time employees with at least six months of service with the Company. Employees may contribute up to 10% of their salary to the Plan and the Company may match the first 3% of salary that the employee contributes to the Plan. The original entry date in the Plan for eligible employees was October 1, 1993. The Company suspended the matching of employee contributions as of July 31, 1994. The Company's cost to match employee contributions was $16,857 for the year ended March 31, 1995.

13. NEW ACCOUNTING PRONOUNCEMENTS:

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements with fiscal years beginning after December 15, 1995. The adoption of SFAS 121 as of April 1, 1996 had no impact on the Company's financial position or results of operations.

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No.
    15. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ending March 31, 1998, the Company will report basic EPS instead of primary EPS. Basic EPS for the years ended March 31, 1997, 1996 and 1995 is $0.13, $0.08 and $0.14,
    respectively.

14. SUBSEQUENT EVENT:

    On April 25, 1997, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission for the purpose of issuing 1,000,000 shares of its Class A Common Stock. At the current market price, the net proceeds to the Company from this offering are expected to be approximately $4,375,000, if the offering is successfully completed.

                                  SCHEDULE II
            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts
               For the Years Ended March 31, 1997, 1996 and 1995

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND                  END OF
                                                                   OF PERIOD    EXPENSES    WRITE-OFFS     PERIOD
                                                                  -----------  -----------  -----------  -----------
Allowances for
Doubtful Accounts:

For Fiscal Year Ended March 31, 1995:...........................   $   1,489    $  17,520    $  15,009    $   4,000
For Fiscal Year Ended March 31, 1996:...........................   $   4,000    $  33,900    $  21,500    $  16,400
For Fiscal Year Ended March 31, 1997:...........................   $  16,400    $  15,000    $  21,100    $  10,300