Form 10-Q
period 1997-06-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1997-08-13
CIK 799485

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                 Commission File Number: 1-12748
                  -------------                                         -------

                   CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Maryland                                       52-1176514
-----------------------------------     --------------------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                Identification No.)


  1111 S. Paca Street, Baltimore, MD                 21230              2834
----------------------------------------         --------------      ---------
(Address of principal executive offices)            (zip code)          (SIC)


                              (410) 843-5000
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997 and June 30, 1996:



                                                Outstanding at  Outstanding at
Class                                           June 30, 1997   June 30, 1996
-----                                          --------------  --------------

Class A Common Stock, $.01 par value...........   5,119,558       3,986,188
Class B Common Stock, $.01 par value...........     -0-              -0-

                    Chesapeake Biological Laboratories, Inc.

                               Table of Contents

                                                          Page
                                                          ----

Part I. Financial Information

   Item 1. Financial Statements:

           Consolidated Balance Sheets as of
            June 30, 1997 and March 31, 1997.............. 3

           Consolidated Statements of Operations for
            the three months ended June 30, 1997 and
            1996.......................................... 4

           Consolidated Statements of Changes in
            Stockholders' Equity for the three months
            ended June 30, 1997........................... 5

           Consolidated Statements of Cash Flows
            for the three months ended June 30, 1997
            and 1996...................................... 6

           Notes to Consolidated Financial
            Statements.................................... 7

   Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.................................... 11

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K............... 12

Signatures................................................ 13


            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,       March 31,
                                                             1997           1997
                                                           --------       ---------
                                                          (Unaudited)     (Audited)

 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents (Note 2)...................... $   4,384,785  $   1,432,944
 Restricted cash (Note 2)................................       350,000        350,000
 Accounts receivable, net (Note 2).......................     1,097,866        714,793
 Inventories (Notes 2 and 4).............................       476,436        760,075
 Prepaid expenses........................................       105,767        140,160
 Deferred tax asset......................................        50,540         50,540
 Interest receivable.....................................        36,328         32,616
                                                          -------------  -------------
   Total current assets..................................     6,501,722      3,481,128
PROPERTY AND EQUIPMENT, net (Note 2).....................     5,695,224      4,857,664
BOND FUNDS HELD BY TRUSTEE (Notes 2 and 6)...............     3,716,655      4,682,998
DEFERRED FINANCING COSTS.................................       527,843        395,138
OTHER ASSETS.............................................        16,490         27,690
                                                          -------------  -------------
   Total assets.......................................... $  16,457,934  $  13,444,618
                                                          -------------  -------------
                                                          -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses................... $     437,193  $     551,112
 Current portion of long term debt and
  capital lease obligations (Notes 5 and 6)..............        49,769         49,769
 Deferred revenue (Note 2)...............................        80,812         85,887
                                                          -------------  -------------
   Total current liabilities.............................       567,774        686,768

LONG TERM LIABILITIES:
 Long term debt and capital lease obligations, net
  of current portion (Notes 5 and 6).....................     8,540,993      8,553,985
 Deferred rent (Note 5)..................................        45,073         52,590
 Deferred tax liability..................................       108,549        108,549
                                                          -------------  -------------
   Total liabilities.....................................     9,262,389      9,401,892
                                                          -------------  -------------

COMMITMENTS AND CONTINGENCIES
(Notes 3 and 5)

STOCKHOLDERS' EQUITY:
Class A common stock, par value $.01 per share;
 8,000,000 shares authorized; 5,119,558 and
 4,114,558 shares issued and outstanding.................        51,195         41,145
Class B common stock, par value $.01 per share;
 2,000,000 shares authorized; no shares issued
 and outstanding.........................................            --             --
Additional paid-in capital...............................     7,198,914      3,980,836
(Accumulated deficit) retained earnings..................       (54,564)        20,745
                                                           -------------  -------------
   Total stockholders' equity (Note 7)...................     7,195,545      4,042,726
                                                          -------------  -------------
   Total liabilities and stockholders' equity............ $  16,457,934  $  13,444,618
                                                          -------------  -------------
                                                          -------------  -------------


    The accompanying notes are an integral part of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                         (Unaudited)   (Unaudited)


OPERATING REVENUE.....................................................................  $  1,716,595  $  1,564,099

COST OF SALES.........................................................................     1,346,257     1,206,358
                                                                                        ------------  ------------
GROSS PROFIT..........................................................................       370,338       357,741
                                                                                        ------------  ------------

OPERATING EXPENSES

  General and administrative..........................................................       330,212       312,505
  Selling.............................................................................       126,103       112,908
  Research and development............................................................        26,703        67,907
                                                                                        ------------  ------------
    Loss before non-recurring expenses................................................      (112,680)     (135,579)
                                                                                        ------------  ------------
TERMINATED LEASE EXPENSES.............................................................        53,789            --
                                                                                        ------------  ------------
    Loss from operations..............................................................      (166,469)     (135,579)
                                                                                        ------------  ------------

OTHER INCOME (EXPENSE)
  Interest income/other income........................................................        81,709         2,074
  Interest expense....................................................................       (34,778)       (3,860)
                                                                                        ------------  ------------
    Total.............................................................................        46,931        (1,786)
                                                                                        ------------  ------------
    Loss before benefit from income taxes.............................................      (119,538)     (137,365)

BENEFIT FROM INCOME TAXES (Note 2)....................................................       (44,229)      (50,825)
                                                                                        ------------  ------------

NET LOSS..............................................................................  $    (75,309) $    (86,540)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

PER COMMON AND EQUIVALENT SHARE.......................................................  $    (0 .017) $     (0.022)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING......................     4,318,390     3,980,007
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED JUNE 30, 1997

                                                                                         Retained
                                                                         Additional      Earnings
                                                                          Paid-In      (Accumulated
                                                Shares     Par Value      Capital        Deficit)       Total
                                              ----------  -----------  --------------  ------------  ------------

BALANCE, March 31, 1997.....................   4,114,558   $  41,145    $  3,980,836    $   20,745   $  4,042,726

Issuance of shares pursuant to follow-on
  public offering...........................   1,000,000      10,000       3,208,753            --      3,218,753
Issuance of shares pursuant to exercise of
  stock options.............................       5,000          50           9,325            --          9,375

Net income..................................          --          --             --        (75,309)       (75,309)
                                              ----------  -----------  --------------  ------------  ------------

BALANCE, June 30, 1997......................   5,119,558   $  51,195    $  7,198,914    $  (54,564)  $  7,195,545
                                              ----------  -----------  --------------  ------------  ------------
                                              ----------  -----------  --------------  ------------  ------------

   The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                         (unaudited)  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................  $   (75,309)  $ (86,540)
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization........................................................       92,286      90,377
  Deferred income taxes................................................................           --     (50,825)
  (Increase) decrease in accounts receivable...........................................     (383,073)     50,520
  Decrease in inventories..............................................................      283,639     127,104
  Decrease (increase) in prepaid expenses..............................................       34,393     (11,836)
  Increase in interest receivable......................................................       (3,712)         --
  Increase in other assets.............................................................      (32,527)         --
  Decrease in accounts payable and accrued expenses....................................     (113,919)    (37,126)
  Decrease in deferred revenue.........................................................       (5,075)   (112,810)
  Decrease in deferred rent............................................................       (7,517)     (7,517)
                                                                                         -----------  -----------
    Net cash used in operating activities..............................................     (210,814)    (38,653)
                                                                                         -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................................   (1,018,824)   (107,096)
  Decrease in bond funds held by Trustee...............................................      966,343          --
                                                                                         -----------  -----------
    Net cash used in investing activities..............................................      (52,481)   (107,096)
                                                                                         -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short term borrowings..................................................           --       1,391
  Repayments of long term debt.........................................................       (5,605)     (5,604)
  Repayments of capital lease obligations..............................................       (7,387)     (7,277)
  Net proceeds from sale of stock......................................................    3,228,128       5,000
                                                                                         -----------  -----------
    Net cash provided by (used in) financing activities................................    3,215,136      (6,490)
                                                                                         -----------  -----------
  Increase (decrease) in cash and cash equivalents.....................................    2,951,841    (152,239)

CASH AND CASH EQUIVALENTS, beginning of period.........................................    1,432,944     240,583
                                                                                         -----------  -----------

CASH AND CASH EQUIVALENTS, end of period...............................................  $ 4,384,785   $  88,344
                                                                                         -----------  -----------
                                                                                         -----------  -----------

CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $    20,445   $   3,860
                                                                                         -----------  -----------
                                                                                         -----------  -----------
  Income taxes.........................................................................  $        --   $      --
                                                                                         -----------  -----------
                                                                                         -----------  -----------

 The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Chesapeake Biological Laboratories, Inc. ("CBL" or "the Company") is an established provider of pharmaceutical and biopharmaceutical product development and production services on a contract basis for a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, CBL has provided its product development services to more than 80 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products intended for human clinical trials. Customers contract with the Company to produce development stage products for use in Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved products for commercial sale. The Company's business depends, in part, on strict government regulation of the drug development process, especially in the United States. CBL's production facility operates under the current Good Manufacturing Practices ("cGMP") established and regulated by the FDA.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corp.

ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of allowances for doubtful accounts of $14,800 and $10,300 as of June 30, 1997 and March 31, 1997, respectively.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include amounts invested in securities with maturities of six months or less which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by the Bond Trustee as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see Notes 6 and 7).

REVENUE RECOGNITION

    The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenues represent deposits normally required of customers with development products.

              CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

    Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

PER SHARE INFORMATION

    Per share information is based on the weighted average number of shares of common and common equivalent shares outstanding. The Company uses the treasury stock method to calculate the dilutive effect of outstanding options at period end based on the Company's stock price on the Nasdaq National Market.

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

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of VitraxTM originally expired in February 1997. Subsequent to year-end, an agreement was reached between CBL and Allergan which calls for the production of VitraxTM through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan has been relieved of any obligation to purchase VitraxTM exclusively from the Company.

4. INVENTORIES:

    Inventories consist of the following:

                                         June 30,   March 31,
                                          1997        1997
                                       ----------  ----------

Raw materials..................        $  255,433  $  324,417
Work-in-process................           220,039     433,454
Finished goods.................               964       2,204
                                       ----------  ----------

                                       $  476,436  $  760,075
                                       ----------  ----------
                                       ----------  ----------

5. LEASES:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for what was then a second facility in Owings Mills, Maryland to house its corporate offices, warehousing, shipping and receiving functions. The lease terms had provided for an initial expiration date of December 31, 1998. However, as of June 1, 1997, the Company negotiated termination of the Owings Mills facility lease, effective June 1, 1997, in exchange for a termination fee of $30,200 paid by the Company, resulting in net savings to the Company of approximately $200,000 over the remaining initial term of the lease. The rent

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LEASES: (CONTINUED)

expense to the Company under the lease agreement was $25,089 and $35,477 for the 3 months ended June 30, 1997 and June 30, 1996, respectively.

    The Company's Seton Business Park facility will be primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewal terms of two years each. Related rental payments for the 3 months ended June 30, 1997 and 1996, were $59,142 and $57,922, respectively. The operating lease agreement for the Seton Business Park facility contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal year 1997, the Company entered into several operating leases that expire during fiscal year 2001.

6. LONG TERM DEBT:

    In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company is now in the process of renovating to provide CBL with office, warehouse and pharmaceutical manufacturing space. The Company is actively seeking opportunities and customer contracts to utilize these expanded capabilities. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority, and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan from the City of Baltimore has an interest rate which is fixed at 6.5%. The bonds are variable rate, tax-exempt and may be converted to a fixed rate.

    The Company has also entered into an interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the bonds. This agreement results in a maximum interest rate on the bonds of 5.51%, and relates to $6 million of the outstanding bonds. The agreement became effective in November 1996 and will expire in November 2003.

    The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance The Company's other long term debt as of June 30, 1997, consists of loans for a truck and various equipment. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

7. STOCK OFFERING

    On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after

              CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OFFERING: (CONTINUED)

    Underwriter's commissions and Underwriter's expense allowance and other expenses) of approximately $3.2 million.

8. NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Adoption at June 30, 1997 would not have had an impact on EPS for the quarter.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   MANAGEMENT DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

    Three months ended June 30, 1997 and 1996:

    Operating revenue was $1,717,000 for the quarter compared to $1,564,000 for the comparable quarter last year. The increase was attributable in large part to revenues from new customers and was achieved despite a decrease in sales of Vitrax-TM- to Allergan. The contract manufacturing agreement for the manufacture of Vitrax-TM- for Allergan had expired in February 1997, but in April 1997, an agreement was reached between CBL and Allergan which calls for extension of the agreement until December 31, 1997 on modified terms providing for the production of Vitrax-TM- using active ingredient supplied by Allergan, rather than active ingredient manufactured by CBL. Since Allergan plans to manufacture Vitrax-TM- at its own facility in Ireland, the extension relieves Allergan of any obligation to purchase Vitrax-TM- exclusively from CBL.

    Gross profit on sales was $370,000 for the quarter, compared to $358,000 for the comparable quarter last year, or 22% and 23% of operating revenues, respectively. Gross profits were adversely affected by expenses of $98,000 related to the build-out of the Camden Industrial Park facility. This facility is not revenue-generating at present, while build-out, designed to handle larger scale production for Phase III clinical trials and commercial production, continues.

    Sales and general and administrative expenses increased $85,000, including non-recurring costs of approximately $54,000 for the current quarter compared to the same quarter last year. The non-recurring costs are the expenses incurred after the relocation to the new facility, plus the lease termination fee in the amount of $30,200 paid by the Company in order to terminate the lease on the Company's former Owings Mills, Maryland facility. This lease termination will result in a net savings to the Company of approximately $200,000 over the remaining term of the lease.

    The operating loss before non-recurring cost was $113,000 for the quarter compared to a $136,000 operating loss for the same quarter last year.

    Other income was $47,000 for the current quarter compared to a $2,000 expense for the comparable quarter last year. Interest income resulting from CBL's improved cash balance and interest on the MIDFA bond proceeds held in escrow were the primary reasons for the income.

FINANCIAL CONDITION AND LIQUIDITY

    On June 30, 1997, CBL had cash and cash equivalents of $4,385,000 compared to $1,433,000 at March 31, 1997. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Camden Industrial Park facility. In addition, and not included in the above sums, $3,717,000 was held at June 30, 1997, by the Bond Trustee, under the Trust Indenture, entered into in connection with the bond financing. These funds are held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to defray the continuing costs of renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of Maryland, under which there was no outstanding balance at June 30, 1997.

    The major reason for the cash balance increase was the completion by the Company of a follow-on public offering of Class A Common Stock. On April 25, 1997, the Company filed a Registration Statement on Form S-2 (No. 333-25903), with the United States Securities and Exchange Commission, pursuant to the Securities Act of

1933, as amended, with respect to the offering and sale by the Company of 1,000,000 shares of its Class A Common Stock, together with another 150,000 shares to cover over-allotments. On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions and Underwriter's expense allowance and other expenses) of approximately $3.2 million. The proceeds of the offering will be used by the Company for working capital and other general corporate purposes to fund the Company's continued growth.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

    Certain information contained in this Report includes forward-looking statements which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "should", "believes", "anticipates", "intends", or words of similar import. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) general economic and business conditions, changes in business strategy or development plans, and others. Given these uncertainties, the reader is cautioned not to place undo reliance on such forward-looking statements.

Part II.  Other Information

Item 1. Legal Proceedings.

        None

Item 5. Other Information

        On July 8, 1997, a closing occurred in connection with the partial exercise by the Underwriter of its overallotment option, resulting in additional net proceeds (after Underwriter's commission and expense allowance) to the Company in the amount of $121,000.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits:
              None

        b. Reports on Form 8-K:
              No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHESAPEAKE BIOLOGICAL
                                 LABORATORIES, INC.


                                 ---------------------------------
                                          Registrant

DATE: August 12, 1997            By: /s/ John C. Weiss, III
      -----------------              -----------------------------
                                     John C. Weiss, III
                                     President


DATE: August 12, 1997            By: /s/ Thomas C. Mendelsohn
      -----------------              -----------------------------
                                     Thomas C. Mendelsohn
                                     Secretary