Form 10-Q
period 1997-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1997-11-14
CIK 799485

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

   For Quarter Ended September 30, 1997        Commission File Number: 1-12748

                     CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                      52-1176514
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                  Identification No.)


     1111 S. Paca Street, Baltimore, MD               21230           2834
 (Address of principal executive offices)           (zip code)       (SIC)

                                    (410) 843-5000
                  (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 -----    -----

    The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997 and September 30, 1996:

                                             OUTSTANDING AT      OUTSTANDING AT
CLASS                                      SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
-----------------------------------------  ------------------  ------------------
Class A Common Stock, $.01 par value             5,216,225           3,986,188
Class B Common Stock, $.01 par value                   -0-                 -0-

                   Chesapeake Biological Laboratories, Inc.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
Part I   Financial Information
         Item 1.   Financial Statements:
                   Consolidated Balance Sheets as of September 30, 1997
                    and March 31, 1997.....................................      3

                   Consolidated Statements of Operations for the three
                    months and six months ended September 30, 1997
                    and 1996...............................................      4

                   Consolidated Statements of Changes in Stockholders'
                    Equity for the six months ended September 30, 1997.....      5

                   Consolidated Statements of Cash Flows for the six
                    months ended September 30, 1997 and 1996...............      6

                   Notes to Consolidated Financial Statements..............      7


         Item 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................     11

Part II.          Other Information

         Item 6.  Exhibits and Reports on Form 8-K.........................     12

Signatures.................................................................     13


            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30,        MARCH 31,
ASSETS                                         1997              1997
CURRENT ASSETS:                           (UNAUDITED)          (AUDITED)

 Cash and cash equivalents (Note 2)........  $ 3,965,756      $   1,432,944
 Restricted cash (Note 2)..................      350,000            350,000
 Accounts receivable, net (Note 2).........    1,350,994            714,793
 Inventories (Notes 2 and 4)...............      486,466            760,075
 Prepaid expenses..........................      147,147            140,160
 Deferred tax asset........................       50,540             50,540
 Interest receivable.......................       51,772             32,616
                                             -----------     --------------
   Total current assets....................    6,402,675          3,481,128
PROPERTY AND EQUIPMENT, net (Note 2).......    7,283,182          4,857,664
BOND FUNDS HELD BY TRUSTEE (Note 6)........    2,263,798          4,682,998
DEFERRED FINANCING COSTS...................      590,824            395,138
OTHER ASSETS...............................       16,490             27,690
                                             -----------     --------------
   Total assets............................  $16,556,969      $  13,444,618
                                             -----------     --------------
                                             -----------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses.....  $   355,791        $  551,112
 Current portion of long term debt and
  capital lease obligations (Notes 5 and
   6)......................................       49,769            49,769
 Deferred revenue (Note 2).................      168,579            85,887
                                             -----------     ----------------
   Total current liabilities...............      574,139           686,768

LONG TERM LIABILITIES:
 Long term debt and capital lease
  obligations, net of current portion
  (Notes 5 and 6)..........................    8,527,972         8,553,985
 Deferred rent (Note 5)....................       37,556            52,590
 Deferred tax liability....................      108,549           108,549
                                               ----------    ----------------
   Total liabilities.......................    9,248,216         9,401,892
                                               ----------    ----------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and
  5)

STOCKHOLDERS' EQUITY:
 Class A common stock, par value $.01 per share;
  8,000,000 shares authorized; 5,216,225 and
  4,114,558 shares issued and outstanding..       52,162            41,145
 Class B common stock, par value $.01 per share;
  2,000,000 shares authorized; no shares
  issued and outstanding...................           --                --
 Additional paid-in capital................    7,343,951         3,980,836
 (Accumulated deficit) retained earnings...      (87,360)           20,745
                                               ----------    ----------------
 Total stockholders' equity (Note 7).......    7,308,753         4,042,726
                                               -----------   ----------------
Total liabilities and stockholders'
  equity...................................  $16,556,969     $  13,444,618
                                               -----------   ----------------
                                               -----------   ----------------

    The accompanying notes are an integral part of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                --------------------------  --------------------------
                                                    1997          1996          1997          1996
                                                ------------  ------------  ------------  ------------
                                                       (UNAUDITED)
                                                                                   (UNAUDITED)
OPERATING REVENUE.............................  $  1,745,265  $  3,015,325  $  3,461,860  $  4,579,424
COST OF SALES.................................     1,328,117     1,920,526     2,674,374     3,126,884
                                                ------------  ------------  ------------  ------------
GROSS PROFIT..................................       417,148     1,094,799       787,486     1,452,540
                                                ------------  ------------  ------------  ------------
OPERATING EXPENSES
 General and administrative...................       368,342       375,608       698,554       688,113
 Selling......................................       167,956        98,323       294,059       211,232
 Research and development.....................        13,036        37,983        39,739       105,889
                                                ------------  ------------  ------------  ------------
  (Loss) income before non-recurring expenses.      (132,186)      582,885      (244,866)      447,306
                                                ------------  ------------  ------------  ------------
TERMINATED LEASE EXPENSES.....................            --            --        53,789            --
                                                ------------  ------------  ------------  ------------
  (Loss) income from operations...............      (132,186)      582,885      (298,655)      447,306
                                                ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Interest income/other income.................       118,304           764       200,013         2,838
 Interest expense/other expense...............       (38,176)       (5,360)      (72,954)       (9,220)
                                                ------------  ------------  ------------  ------------
  Total.......................................        80,128        (4,596)      127,059        (6,382)
                                                ------------  ------------  ------------  ------------
  (Loss) income before benefit from/(provision
  for) income taxes...........................       (52,058)      578,289      (171,596)      440,924
BENEFIT FROM/(PROVISION FOR) INCOME TAXES
  (Note 2)....................................        19,262      (213,967)       63,491      (163,142)
                                                ------------  ------------  ------------  ------------
NET (LOSS) INCOME.............................  $    (32,796) $    364,322  $   (108,105) $    277,782
                                                ------------  ------------  ------------  ------------
                                                ------------  ------------  ------------  ------------
NET (LOSS) INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE............................  $      (.006) $       .089  $      (.023) $       .068
                                                ------------  ------------  ------------  ------------
                                                ------------  ------------  ------------  ------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING..........................     5,180,217     4,096,788     4,750,573     4,093,698
                                                ------------  ------------  ------------  ------------
                                                ------------  ------------  ------------  ------------


   The accompanying notes are an integral part of these consolidated statements

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         RETAINED
                                                                         ADDITIONAL      EARNINGS
                                                                          PAID-IN      (ACCUMULATED
                                                SHARES     PAR VALUE      CAPITAL        DEFICIT)       TOTAL
                                              ----------  -----------  --------------  ------------  ------------
BALANCE, March 31, 1997.....................   4,114,558   $  41,145    $  3,980,836    $   20,745   $  4,042,726
Issuance of shares pursuant to follow-on
  public offering...........................   1,034,793      10,348       3,329,093        --          3,339,441
Issuance of shares pursuant to exercise of
  stock options.............................      66,874         669          34,022        --             34,691
Net income..................................          --          --             --        (108,105)     (108,105)
                                              ----------  -----------  --------------  ------------  ------------
BALANCE, September 30, 1997.................   5,216,225   $  52,162   $   7,343,951    $   (87,360) $  7,308,753
                                              ----------  -----------  --------------  ------------  ------------
                                              ----------  -----------  --------------  ------------  ------------

   The accompanying notes are an integral part of these consolidated statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         (UNAUDITED)  (UNAUDITED)
                                                                                         -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................  $  (108,105)  $ 277,782
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization........................................................      177,246     178,140
  Deferred income taxes................................................................           --      62,050
  Increase in accounts receivable......................................................     (636,201)   (850,157)
  Decrease in inventories..............................................................      273,609     546,728
  Increase in prepaid expenses.........................................................       (6,987)    (24,203)
  Increase in interest receivable......................................................      (19,156)         --
  Increase in other assets.............................................................       (6,060)         --
  Decrease in refundable income taxes..................................................           --      55,000
  (Decrease) increase in accounts payable and accrued expenses.........................     (195,321)     93,247
  Increase (decrease) in deferred revenue..............................................       82,692     (55,538)
  Decrease in deferred rent............................................................      (15,034)    (15,034)
                                                                                         -----------  -----------
   Net cash (used in) provided by operating activities.................................     (453,317)    268,015
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................................   (2,781,190)    (81,024)
  Decrease in bond funds held by Trustee...............................................    2,419,200          --
                                                                                         -----------  -----------
   Net cash used in investing activities...............................................     (361,990)    (81,024)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long term debt.........................................................      (11,210)    (11,210)
  Repayments of capital lease obligations..............................................      (14,803)    (14,578)
  Net proceeds from sale of stock......................................................    3,374,132       5,000
                                                                                         -----------  -----------
   Net cash provided by (used in) financing activities.................................    3,348,119     (20,788)
                                                                                         -----------  -----------
  Increase in cash and cash equivalents................................................    2,532,812     166,203
CASH AND CASH EQUIVALENTS, beginning of period.........................................    1,432,944     240,583
                                                                                         -----------  -----------
CASH AND CASH EQUIVALENTS, end of period...............................................  $ 3,965,756   $ 406,786
                                                                                         -----------  -----------
                                                                                         -----------  -----------
CASH PAID DURING THE PERIOD FOR:
  Interest.............................................................................  $    55,625   $   9,220
                                                                                         -----------  -----------
                                                                                         -----------  -----------
  Income taxes.........................................................................  $     1,300   $   7,773
                                                                                         -----------  -----------
                                                                                         -----------  -----------

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

ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of allowances for doubtful accounts of $19,300 and $10,300 as of September 30, 1997 and March 31, 1997, respectively.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include amounts invested in securities with maturities of six months or less which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by First Union National Bank of North Carolina as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see Note 6).

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

PER SHARE INFORMATION

    Per share information is based on the weighted average number of shares of common and common equivalent shares outstanding. The Company uses the treasury stock method to calculate the dilutive effect of outstanding options during the period. No dilution is included for periods with a net loss.

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

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of Vitrax-TM- originally expired in February 1997. Subsequent to fiscal year ended March 31, 1997, an agreement was reached between CBL and Allergan which calls for the production of Vitrax-TM- through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan has been relieved of any obligation to purchase Vitrax-TM- exclusively from the Company.

4. INVENTORIES:

    Inventories consist of the following:

                                      SEPTEMBER 30,   MARCH 31,
                                          1997          1997
                                      -------------  ----------
Raw materials.......................   $   318,351   $  324,417
Work-in-process.....................       167,279      433,454
Finished goods......................           836        2,204
                                      -------------  ----------
                                       $   486,466   $  760,075
                                      -------------  ----------
                                      -------------  ----------

5. LEASES:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for what was then a second facility in Owings Mills, Maryland to house its corporate offices, warehousing, shipping and receiving functions. The lease terms had provided for an initial expiration date of December 31, 1998. However, as of June 1, 1997, the Company negotiated termination of the Owings Mills facility lease,

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LEASES: (CONTINUED)
effective June 1, 1997, in exchange for a termination fee of $30,200 paid by the Company, resulting in net savings to the Company of approximately $200,000 over the remaining term of the lease. The rent expense to the Company under the lease agreement was $25,089 and $72,983 for the six months ended September 30, 1997 and September 30, 1996, respectively.

    The Company's Seton Business Park facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewal terms of two years each. Related rental payments for the six months ended September 30, 1997 and 1996, were $118,284 and $117,719, respectively. The operating lease agreement for the Seton Business Park facility contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal years 1997 and 1998, the Company entered into several operating leases that expire during fiscal year 2002.

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

    The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The Maturity Date is August 1, 2018. The loan from the City of Baltimore requires interest only payments for the first two years, and monthly principal and interest payments due thereafter through November 2016.

    The Company's other long term debt as of September 30, 1997, consists of loans for a truck and various equipment. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999, in variable monthly installments.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OFFERING:

    On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions, Underwriter's expense allowance and other expenses) of approximately $3.2 million.

    On July 8, 1997, a closing occurred in connection with the partial exercise by the Underwriter of its overallotment option, resulting in additional net proceeds (after Underwriter's commission and expense allowance) to the Company in the amount of $121,000.

8. NEW ACCOUNTING PRONOUNCEMENTS:

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Adoption at September 30, 1997 would not have had an impact on EPS for the quarter.

           CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      Management Discussion and Analysis of
                   Financial Condition and Results of Operations

Results of Operations

    The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Three and six months ended September 30, 1997 and 1996:

    Operating revenue was $1,745,000 for the quarter and $3,462,000 for the six months ended September 30, 1997, compared to $3,015,000 and $4,579,000 for the comparable periods last year. The decrease was attributable to a decrease in sales of Vitrax-TM- to Allergan from the prior year by $1,533,000 for the quarter and $1,689,000 for the six month period. The contract manufacturing agreement for the manufacture of Vitrax-TM- for Allergan had expired in February 1997, but in April 1997, an agreement was reached between CBL and Allergan which called for extension of the agreement until December 31, 1997, on modified terms providing for the production of Vitrax-TM- using active ingredient supplied by Allergan, rather than active ingredient manufactured by CBL. Allergan plans to manufacture Vitrax-TM- at its own facility in Ireland, and the terms of the extension relieve Allergan of any obligation to purchase Vitrax-TM- exclusively from CBL. The sales decrease to Allergan was partially offset by a 23% increase in sales to other customers for the quarter and a 30% increase in sales to other customers for the six month period ended September 30, 1997.

    Gross profit on sales was $417,000 for the three month period, and $787,000 for the six month period ended September 30, 1997, compared to $1,095,000 and $1,453,000, respectively, for the same periods last year. The decrease in gross profit for the quarter and six month period was due primarily to the reduction in Allergan revenues and, to a lesser extent, the indirect overhead expenses related to the build-out of the Camden Industrial Park facility.

    Selling, general and administrative expenses of $536,000 for the three month period ended September 30, 1997, increased $62,000 when compared to the same period last year, and increased $93,000 to $993,000 for the six month period ended September 30, 1997, as compared to the same period last year. The increase in these costs are primarily due to an increase in the Company's marketing effort which has already resulted in sales to new customers. Research and development expenses were $13,000 and $40,000 for the three and six months ended September 30, 1997, respectively, versus $38,000 and $106,000 for the same periods last year. The decrease reflects the fact that the Company's current customers have products that are further along in the development process than those being serviced last year.

    Other income is up significantly for both the three and six month periods ended September 30, 1997, compared to the same periods last year. This income is mainly comprised of interest income on an increased operating cash balance and on the $3,321,000 raised from the June 1997 public offering. In addition, there is interest being generated on the unused portion of the MIDFA bond which is partially offset by the interest expense on the bond.

    As a result of the sales decrease to Allergan and increased marketing costs, there was a net loss for the quarter of $33,000 compared to a net profit of $364,000 for the comparable quarter last year and a net loss for the six months of $108,000 versus a $278,000 profit in the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

    On September 30, 1997, CBL had cash and cash equivalents of $3,966,000 compared to $1,433,000 at March 31, 1997. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Camden Industrial Park facility. In addition, and not included in the above sums, $2,264,000 was held at September 30, 1997, by the Bond Trustee, under the Trust Indenture, entered into in connection with the bond financing. These funds are held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to pay the continuing costs of renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of Maryland, under which there was no outstanding balance at September 30, 1997.

    The increase in cash and cash equivalents was primarily due to the completion by the Company of a follow-on public offering of Class A Common Stock. On April 25, 1997, the Company filed a Registration Statement on Form S-2 (No. 333-25903), with the United States Securities and Exchange Commission, pursuant to the Securities Act of 1933, as amended, with respect to the offering and sale by the Company of 1,000,000 shares of its Class A Common Stock, together with another 150,000 shares to cover over-allotments. On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions, Underwriter's expense allowance and other expenses) of approximately $3.2 million. On July 8, 1997, an additional 34,793 shares were sold to the Underwriter in exchange for net proceeds of approximately $121,000. The proceeds of the offering will be used by the Company for working capital and other general corporate purposes to fund the Company's continued growth.

Part II. Other Information

Item 1. Legal Proceedings.

        None

Item 5. Other Information

        None

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

                             CHESAPEAKE BIOLOGICAL
                             LABORATORIES, INC.


                             -----------------------
                                 Registrant

DATE:                        By:
                                ---------------------
                                 John C. Weiss, III
                                 President

DATE:                        By:
                                ----------------------
                                 Thomas C. Mendelsohn
                                 Secretary