Form 10-Q
period 1997-12-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1998-02-09
CIK 799485

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For Quarter Ended December 31, 1997        Commission File Number: 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
            -------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 Maryland                                      52-1176514
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)


 1111 S. Paca Street, Baltimore, MD            21230               2834
----------------------------------------   ---------------      -----------
(Address of principal executive offices)     (zip code)            (SIC)

                                      (410) 843-5000
           --------------------------------------------------------------
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997 and December 31 1996:

                                                        Outstanding at     Outstanding at
               Class                                  December 31, 1997  December 31, 1996
               -----                                 ------------------  -----------------
Class A common Stock, $.01 Par Value                     5,216,450          4,111,188
Class B Common Stock, $.01 Par Value...................    -0-                -0-

                    Chesapeake Biological Laboratories, Inc.

                               Table of Contents


Part I. Financial Information

                                                                               Page
                                                                               ----
     Item 1.    Financial Statements:

                Consolidated Balance Sheets as of
                  December 31, 1997 and March 31, 1997..........................  3

                Consolidated Statements of Operations
                 for the three months and nine months ended
                 December 31, 1997 and 1996.....................................  4

                Consolidated Statement of Changes in
                 Stockholders' Equity for the nine months ended
                 December 31, 1997..............................................  5

                Consolidated Statements of Cash Flows for the
                 nine months ended December 31, 1997 and 1996...................  6

                Notes to Consolidated Financial Statements......................  7

     Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................. 11

Part II. Other Information

     Item 6.    Exhibits and Reports on Form 8-K................................ 12

Signatures...................................................................... 13


            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,     March 31,
                                                                         1997           1997
                                                                     -------------  -------------
                                                                      (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)...............................  $   3,596,506  $   1,432,944
  Restricted cash (Note 2).........................................        350,000        350,000
  Accounts receivable, net (Note 2)................................      1,096,182        714,793
  Inventories (Notes 2 and 4)......................................        494,681        760,075
  Prepaid expenses.................................................        552,382        140,160
  Deferred tax asset...............................................         50,540         50,540
  Interest receivable..............................................         31,869         32,616
                                                                     -------------  -------------
    Total current assets...........................................      6,172,160      3,481,128
PROPERTY AND EQUIPMENT, net (NOTE 2)...............................      8,570,312      4,857,664
BOND FUNDS HELD BY TRUSTEE (NOTE 6)................................      1,011,491      4,682,998
DEFERRED FINANCING COSTS...........................................        655,602        395,138
OTHER ASSETS.......................................................         16,490         27,690
                                                                     -------------  -------------
  Total Assets.....................................................  $  16,426,055  $  13,444,618
                                                                     -------------  -------------
                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses...........................  $     280,133  $     551,112
  Current portion of long term debt and capital lease
  obligations (Notes 5 and 6)....................................         94,769         49,769
  Deferred revenue (Note 2).......................................         62,137         85,887
                                                                    -------------  -------------
    Total current liabilities.....................................        437,039        686,768
                                                                    -------------  -------------
                                                                    -------------  -------------
LONG TERM LIABILITIES:
  Long term debt and capital lease obligations, net of current
    portion (Notes 5 and  6).....................................      8,619,919      8,553,985
  Deferred rent (Note 5).........................................         30,040         52,590
  Deferred tax liability.........................................        108,549        108,549
                                                                    -------------  -------------
    Total liabilities............................................      9,195,547      9,401,892
                                                                    -------------  -------------
COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 5)

STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01 per share;
    8,000,000 shares authorized; 5,216,450 and
    4,114,558 shares issued and outstanding.....................         52,164         41,145
  Class B common stock, par value $.01 per share;
   2,000,000 shares authorized; no shares
   issued and outstanding ......................................             --             --
  Additional paid-in capital....................................      7,291,886      3,980,836
  (Accumulated deficit) retained earnings.......................       (113,542)        20,745
                                                                  --------------  -------------
    Total stockholders' equity (Note 7).........................      7,230,508      4,042,726
                                                                  -------------  -------------
    Total liabilities and stockholders' equity..................  $  16,426,055  $  13,444,618
                                                                  -------------  -------------
                                                                  -------------  -------------

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended          Nine Months Ended
                                                                  December 31,                December 31,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
                                                                   (Unaudited)                 (Unaudited)

OPERATING REVENUE........................................  $  1,720,225  $  1,836,779  $  5,182,085  $  6,416,203
COST OF SALES............................................     1,196,199     1,091,431     3,870,573     4,218,315
                                                            ------------  ------------  ------------  ------------
GROSS PROFIT.............................................       524,026       745,348     1,311,512     2,197,888
                                                           ------------  ------------  ------------  ------------
OPERATING EXPENSES
  General and administrative.............................       348,828       357,464     1,047,382     1,045,577
  Selling................................................       201,757       100,481       495,816       311,713
  Research and development...............................        11,848         2,588        51,587       108,477
                                                           ------------  ------------  ------------  ------------
    (Loss) income before non-recurring expenses..........       (38,407)      284,815      (283,273)      732,121
                                                           ------------  ------------  ------------  ------------
TERMINATED LEASE EXPENSES................................            --            --        53,789            --
                                                           ------------  ------------  ------------  ------------
    (Loss) income from operations........................       (38,407)      284,815      (337,062)      732,121
                                                           ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
  Interest income/other income...........................        74,449         7,423       274,462        10,261
  Interest expense/other expense.........................       (77,600)      (13,063)     (150,554)      (22,283)
                                                           ------------  ------------  ------------  ------------
    Total................................................        (3,151)       (5,640)      123,908       (12,022)
                                                           ------------  ------------  ------------  ------------
    (Loss) income before benefit from/(provision for)
      income taxes.......................................       (41,558)      279,175      (213,154)      720,099

BENEFIT FROM/(PROVISION FOR) INCOME TAXES (Note 2).......        15,376      (103,294)       78,867      (266,436)
                                                           ------------  ------------  ------------  ------------
NET (LOSS) INCOME........................................  $    (26,182) $    175,881  $   (134,287) $    453,663
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE..................................................  $      (.005) $       .042  $      (.027) $       .110
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING............................................     5,216,259     4,160,423     4,906,366     4,120,335
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Retained
                                                                                 Additional      Earnings
                                                                                  Paid-in      (Accumulated
                                                        Shares     Par Value      Capital        Deficit)       Total
                                                      ----------  -----------  --------------  ------------  ------------

BALANCE, March 31, 1997.............................   4,114,558   $  41,145    $  3,980,836    $   20,745   $  4,042,726

Issuance of shares pursuant to follow-on public
  offering..........................................   1,034,793      10,348       3,276,693            --      3,287,041

Issuance of shares pursuant to exercise of stock
  options...........................................      67,099         671          34,357            --         35,028

Net income..........................................          --          --             --       (134,287)      (134,287)
                                                      ----------  -----------  --------------  ------------  ------------
BALANCE, December 31, 1997..........................   5,216,450   $  52,164       7,291,886    $ (113,542)  $  7,230,508
                                                      ----------  -----------  --------------  ------------  ------------
                                                      ----------  -----------  --------------  ------------  ------------

                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                       ----------------------------
                                                                            1997           1996
                                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................... $    (134,287) $      453,663
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization...................................       258,766         268,554
   Deferred income taxes...........................................            --          62,050
   Increase in accounts receivable.................................      (381,389)        (49,803)
   Decrease in inventories.........................................       265,394         323,509
   Increase in prepaid expenses....................................      (412,222)        (54,614)
   Decrease in interest receivable.................................           747              --
   Decrease in other assets........................................        11,590              --
   Decrease in refundable income taxes.............................            --          55,000
   (Decrease) increase in accounts payable and accrued expenses....      (270,979)        130,965
   (Decrease) increase in deferred revenue.........................       (23,750)         23,057
   Decrease in deferred rent.......................................       (22,550)        (22,550)
                                                                      -------------  -------------
    Net cash (used in) provided by operating activities............      (708,680)      1,189,831
                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............................    (4,232,268)     (2,733,477)
  Decrease (increase) in bond funds held by Trustee................     3,671,507      (5,353,901)
                                                                    -------------   -------------
    Net cash used in investing activities..........................      (560,761)     (8,087,378)
                                                                    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long term debt.....................................       (16,814)        (16,814)
  Repayments of capital lease obligations..........................       (22,252)        (21,908)
  Net proceeds from sale of stock..................................     3,322,069           5,000
  Payment of debt issuance costs...................................            --        (372,227)
  Proceeds from long-term note and bond............................       150,000       8,500,000
                                                                    -------------   -------------
    Net cash provided by financing activities......................     3,433,003       8,094,051
                                                                    -------------   -------------
Increase in cash and cash equivalents..............................     2,163,562       1,196,504

CASH AND CASH EQUIVALENTS,
  beginning of period..............................................     1,432,944         240,583
                                                                    -------------   -------------
CASH AND CASH EQUIVALENTS,
  end of period.................................................... $   3,596,506   $   1,437,087
                                                                    -------------  -------------
                                                                    -------------  -------------
CASH PAID DURING THE PERIOD FOR:
  Interest......................................................... $     133,225  $      22,283
                                                                    -------------  -------------
                                                                    -------------  -------------
  Income taxes..................................................... $       1,300  $       7,773
                                                                    -------------  -------------
                                                                    -------------  -------------

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

Accounts Receivable

    Accounts receivable are stated net of allowances for doubtful accounts of $14,300 and $10,300 as of December 31, 1997 and March 31, 1997, respectively.

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

Cash and Cash Equivalents

    Cash and cash equivalents include amounts invested in securities with maturities of three months or less which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by First Union National Bank of North Carolina as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see
Note 6).

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

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of VitraxTM originally expired in February 1997. Subsequent to the fiscal year ended March 31, 1997, an agreement was reached between CBL and Allergan which called for the production of VitraxTM through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan has been relieved of any obligation to purchase VitraxTM exclusively from the Company.

4. Inventories:

    Inventories consist of the following:


                                           DECEMBER 31,  MARCH 31,
                                               1997         1997
                                           ------------  ----------
Raw materials............................   $  334,892   $  324,417
Work-in-process..........................      159,789      433,454
Finished goods...........................           --        2,204
                                           ------------  ----------
                                            $  494,681   $  760,075
                                           ------------  ----------
                                           ------------  ----------

5. Leases:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for what was then a second facility in Owings Mills, Maryland to house its corporate offices, warehousing, shipping and receiving functions. The lease terms had provided for an initial expiration date of December 31, 1998. However, as of June 1, 1997, the Company negotiated termination of the Owings Mills facility lease,

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Leases, continued:

effective June 1, 1997, in exchange for a termination fee of $30,200 paid by the Company, resulting in net savings to the Company of approximately $200,000 over the remaining term of the lease. The rent expense to the Company under the lease agreement was $25,089 and $108,466 for the nine months ended December 31, 1997 and December 31, 1996, respectively.

    The Company's Seton Business Park facility is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, and two renewal terms of two years each. Related rental payments for the nine months ended December 31, 1997 and 1996, were $177,426 and $175,642, respectively. The operating lease agreement for the Seton Business Park facility contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal years 1997 and 1998, the Company entered into several operating leases that expire during fiscal year 2003.

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

    The Company's other long term debt as of December 31, 1997, consists of a note payable and of loans for a truck and various equipment. The note bears interest of 10.0% and is repayable through October 1, 1999. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999, in variable monthly installments.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Stock Offering:

    On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares of Class A Common Stock of the Company to be issued pursuant to a Registration Statement on Form S-2 (No. 333-25903) filed with the United States Securities and Exchange Commission. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions and expense allowance, and other expenses) of approximately $3.2 million.

    On July 8, 1997, a second closing occurred in connection with the partial exercise by the Underwriter of the overallotment option pursuant to the Underwriting Agreement, resulting in additional net proceeds (after Underwriter's commission and expense allowance) to the Company in the amount of $121,000.

8. New Accounting Pronouncements:

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Adoption at December 31, 1997, would not have had an impact on EPS for the quarter.

              CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations


Results of Operations

    The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Three and nine months ended December 31, 1997 and 1996:

    Operating revenue was $1,720,000 for the quarter and $5,182,000 for the nine months ended December 31, 1997, compared to $1,837,000 and $6,416,000 for the comparable periods last year. The decreases were attributable to a decrease in sales of VitraxTM to Allergan from the prior year by $576,000 for the quarter and $2,300,000 for the nine month period. The contract manufacturing agreement for the manufacture by the Company of VitraxTM for Allergan had expired in February 1997, but in April 1997, an agreement was reached between CBL and Allergan which called for extension of the agreement until December 31, 1997, and on December 31, 1997 that agreement expired. The decrease in sales of VitraxTM was offset, in large part, by a 36% increase in other sales for the quarter and a 33% increase in other sales for the nine month period ended December 31, 1997.

    Gross profit on sales was $524,000 for the three month period, and $1,312,000 for the nine month period ended December 31, 1997, compared to $745,000 and $2,198,000, respectively, for the same periods last year. The decrease in gross profit for the quarter and nine month period was due primarily to the reduction in Allergan revenues and, to a lesser extent, the indirect overhead expenses related to the build-out of the Camden Industrial Park facility.

    Selling, general and administrative expenses of $562,000 for the three month period ended December 31, 1997, increased $102,000 when compared to the same period last year, and increased $129,000 to $1,595,000 for the nine month period ended December 31, 1997, as compared to the same period last year. The increase in these costs are primarily due to an increase in the Company's marketing effort, including a new advertising campaign and increased attendance at trade shows.

    Other income was up significantly for the nine month period ended December 31, 1997, compared to the same period last year. This income is mainly comprised of interest income on an increased operating cash balance and on the $3,300,000 raised from the June 1997, public offering. In addition, interest is generated on the unused portion of the MIDFA bonds, which is partially offset by the interest expense on the bonds.

    As a result of the sales decrease to Allergan and increased marketing costs, there was a net loss for the quarter of $26,000 compared to a net profit of $176,000 for the comparable quarter last year and a net loss for the nine months of $134,000 versus a $454,000 profit for the comparable prior year period.

Financial Condition and Liquidity

    On December 31, 1997, CBL had cash and cash equivalents of $3,597,000 compared to $1,433,000 at March 31, 1997. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Camden Industrial Park facility. In addition, and not included in the above sums, $1,011,000 was held at December 31, 1997, by the Bond Trustee, under the Trust Indenture, entered into in connection with the bond financing. These funds are held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to pay the continuing costs of renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of Maryland, under which there was no outstanding balance at December 31, 1997.

    The increase in cash and cash equivalents was primarily due to the completion by the Company of a follow-on public offering of Class A Common Stock. On April 25, 1997, the Company filed a Registration Statement on
Form S-2 (No. 333-25903), with the United States Securities and Exchange Commission, pursuant to the Securities Act of 1933, as amended, with respect to the offering and sale by the Company of 1,000,000 shares of its Class A Common Stock, together with another 150,000 shares to cover over-allotments. On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions and expense allowances, and other expenses) of approximately $3.2 million. On July 8, 1997, an additional 34,793 shares were sold to the Underwriter in exchange for net proceeds of approximately $121,000. The proceeds of the offering will be used by the Company for working capital and other general corporate purposes to fund the Company's continued growth.


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

                                   CHESAPEAKE BIOLOGICAL
                                   LABORATORIES, INC.

                                   ------------------------------------
                                          Registrant



DATE:                               By:
                                       --------------------------------
                                          John C. Weiss, III
                                          President



DATE:                               By:
                                       --------------------------------
                                          Thomas C. Mendelsohn
                                          Secretary