Form 10-K
period 1998-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1998-06-18
CIK 799485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-12748
                           --------------------------

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     MARYLAND                                           52-1176514
           (State or Other Jurisdiction                              (I.R.S. Employer
        of Incorporation or Organization)                          Identification No.)

     1111 S. PACA STREET, BALTIMORE, MARYLAND                             21230
     (Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code: (410) 843-5000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

    None

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class: Class A Common Stock, $.01 par value per share.

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of May 11, 1998, the aggregate market value of the outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, held by non-affiliates of the Registrant was approximately $36,300,000 based on the closing sale price of the Class A Common Stock on May 11, 1998.

    The number of shares outstanding of each of the Registrant's classes of common stock, as of May 11, 1998:

    Class A Common Stock, $.01 per share--5,280,947 shares

    Class B Common Stock, $.01 per share--none

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 1998, are incorporated by reference into Part III of this Form 10-K.

    This Form 10-K consists of 32 pages. The index to exhibits is set forth on page 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is an established provider of pharmaceutical and biopharmaceutical product development and production services. The Company serves a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, the Company has provided services on a contract basis to more than 90 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products. Customers contract with the Company to produce development stage products for use in U.S. Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved products for commercial sale.

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

    In June 1996, the Company received ISO (International Organization for Standardization) 9001 certification demonstrating CBL's conformance with the established international quality management standards for product design, development, production, inspection and testing. CBL believes that ISO 9001 certification gives it a competitive advantage in attracting domestic and international customers.

    The Company's objective is to accelerate its growth and profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries. CBL's strategy to achieve this objective is to capitalize on outsourcing trends in those industries by increasing its development and production capabilities. The Company is renovating a 70,000 square foot building purchased in November 1996, into a "state-of-the-art" pharmaceutical production facility. The pharmaceutical production operation was mechanically completed in December 1997. It is currently undergoing start-up and quality control testing to assure compliance with FDA regulations. The Company anticipates that this additional facility will become operational during the summer of 1998 and is actively seeking customers whose products would be developed and produced at this facility.

    CBL believes its established experience and expertise, ISO 9001 certification, anticipated increase in capacity provided by the new facility, and ability to offer a broad range of drug development and production services, will enable it to provide competitive, cost-effective services to the pharmaceutical and biopharmaceutical industries.

STRATEGY

    CBL's objective is to accelerate its growth and profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries. CBL's strategies to achieve this objective include the following:

EXPAND PRODUCTION AND DEVELOPMENT SERVICES CAPABILITIES.

    The Company is implementing this strategy by improving and equipping its recently acquired building as a state-of-the-art laboratory and pharmaceutical production facility. This additional facility will significantly increase the Company's production capacity when operational, which is expected to occur during the summer of 1998. This increase in production capacity will enable the Company to continue to meet its customers' increasing volume requirements, pursue larger scale, long-term commercial contracts and capture greater market share. Although the Company is actively seeking commercial contracts to be fulfilled at the new facility, and negotiations with several potential customers are underway, to date no definitive agreements have been executed.

CAPITALIZING ON OUTSOURCING TREND.

    The Company is tailoring its capabilities to effectively meet the increasing preference of pharmaceutical and biotechnology companies who outsource development and production functions. As part of this effort, the Company plans to expand its scientific and engineering staff to meet the challenges of developing and producing increasingly complex biologically-derived drug products. The Company also plans to enhance its data management expertise to enable it to better support its customers' regulatory needs. CBL is increasing its marketing staff to better communicate its capabilities to the pharmaceutical and biotechnology industries.

FOCUS ON DEVELOPMENT OF CUSTOMERS' PRODUCTS.

    The Company believes that many pharmaceutical and biotechnology companies prefer to outsource development services to companies that do not manufacture, market and distribute potentially competitive proprietary products. CBL focuses substantially all of its resources on product development and production services for others and does not pursue research or product development in competition with its customers.

COMPETITION

    The Company directly competes with several pharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. Although many of these pharmaceutical product development organizations, contract manufacturers and university research laboratories do not offer the full range of services offered by the Company, they can and do compete effectively against certain segments of the Company's business, including its pharmaceutical production capabilities. The Company also competes with in-house research, development and support service departments of pharmaceutical and biotechnology companies. Certain competitors, particularly large pharmaceutical and biotechnology companies, may have significantly greater resources than the Company.

    Competitive factors include reliability, turnaround time, reputation for innovation and quality performance, capacity to perform numerous required services, financial strength and price. The Company believes that it competes favorably in these areas. In addition, the Company's strategy is to complement its customers by not pursuing research and development, or production, of products of its own. The Company believes that customers will prefer CBL to others that offer the same services, but which also manufacture and sell their own products in competition with those of the customer.

EMPLOYEES

    At March 31, 1998, the Company had 78 full-time equivalent employees, of which 6 hold Ph.D. degrees, 6 hold master's degrees and 8 hold other professional certifications. 34 of CBL's employees perform scientific or engineering functions. The Company believes that its relations with its employees are good.

GOVERNMENTAL REGULATIONS

    The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the U.S. Federal Food, Drug and Cosmetic Act and FDA administered Current Good Manufacturing Practices ("cGMP") regulations. Although the Company has successfully operated in this stringent regulatory environment since the early 1980's and believes such experience is an advantage over certain of its competitors, compliance with these regulations is a continuous process. These regulations apply to all phases of drug manufacturing, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance with cGMP by the Company could result in disqualification of data collected by the Company. Material violation of cGMP requirements could result in additional regulatory sanctions, and in severe cases could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K or in documents incorporated herein by reference, including without limitation, statements including the word "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," or words of similar import, constitute "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans, the Company's ability to market and sell its products and services, the Company's ability to successfully complete start-up and quality control testing of its new facility in a manner compliant with applicable regulations and standards, and other factors referenced in this Form 10-K including, without limitation, under the headings "Business", "Properties", "Market for Registrant's Common Equity and Related Stockholder Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements and Supplementary Data". For an explanation of certain risk factors which may effect the Company, the reader should review the Registration Statement on Form S-2 (No. 333-25903) filed with the United States Securities and Exchange Commission on April 25, 1997, as amended.

ITEM 2. PROPERTIES

    The Company's executive offices, pharmaceutical manufacturing facilities and warehouse operations are located at two sites in Baltimore, Maryland. Since 1986, the Company has leased 15,000 square feet at the Seton Business Park which the Company has operated as a multi-customer pharmaceutical production facility in accordance with cGMP regulations. In April 1998, the lease term for this facility was extended to December 31, 2000, with one, two-year renewal option thereafter.

    In November 1996, the Company acquired an approximately 70,000 square foot building, located on 3.48 acres of land in the Carroll/Camden Industrial Park in Baltimore, Maryland, to improve and equip as a pharmaceutical production facility and to house the Company's administrative offices and warehouse operations. The Company has retained The Whiting-Turner Contracting Company, believed by the

Company to be among the more highly regarded construction and engineering firms in the mid-Atlantic region, as construction manager for the new facility. Substantial completion of the office and warehouse space renovations occurred in February 1997, and the mechanical completion of the pharmaceutical build-out was accomplished in December 1997. Start-up and quality control testing to assure compliance with FDA regulations is now underway and the Company anticipates that this will be completed, and the facility operational during the summer of 1998.

    Through May 31, 1997, the Company had leased 19,200 square feet of space in Owings Mills, Maryland, which previously housed the Company's corporate headquarters, warehouse facilities and shipping and receiving operations prior to the relocation of those operations to the Carroll/Camden Industrial Park facility in February 1997. The Owings Mills facility lease had provided for an expiration date of December 31, 1998, with the Company responsible for annual rental payments of $134,400 and all operating and maintenance costs under this lease through that date. However, as of June 1, 1997, the Company negotiated the termination of the Owings Mills facility lease obligation and paid a $30,200 termination fee.

ITEM 3. LEGAL PROCEEDINGS

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    a) As of March 31, 1998, the Company's Class A Common Stock traded on the Nasdaq Stock Market's National Market under the symbol CBLI.

    The price range of the Company's Class A Common Stock during the fiscal years ended March 31, was:

STOCK TRADING PRICE

                                                                 1998                  1997
                                                         --------------------  --------------------
YEAR ENDED MARCH 31,                                       HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
PRICE RANGE OF COMMON STOCK:
First quarter..........................................  $   5.250  $   4.125  $   2.500  $   1.250
Second quarter.........................................      6.500      3.750      3.500      1.375
Third quarter..........................................      6.375      5.000      3.625      2.687
Fourth quarter.........................................      7.750      5.500      6.750      3.000

    On May 27, 1997, the Company's Class A Common Stock was listed on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the trading symbol "CBLI," and trading of the Class A Common Stock on the American Stock Exchange Emerging Company Marketplace, (the "AMEX-EC", where the Class A Common Stock had previously traded), terminated as of the close of trading on May 23, 1997. Subsequent to March 31, 1997, and through May 23, 1997, the Company's stock traded at a high of $5.25 and at a low of $4.44 on the AMEX-EC; and, subsequent to May 27, 1997, and through March 31, 1998, the high and low sales prices of the Class A Common Stock on the Nasdaq National Market were $7.75 and $3.75, respectively.

    b) As of May 11, 1998, there were approximately 280 stockholders of record of the Company's Class A Common Stock.

    c) The Company has never declared or paid a cash dividend on its Class A Common Stock. Earnings, if any, are expected to be retained to finance the development of the Company's business.

    d) In connection with the listing by the Company of its Class A Common Stock on the Nasdaq National Market, the Company filed on May 22, 1997, a Registration Statement on Form 8-A with the United States Securities and Exchange Commission in order to register the Class A Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registration Statement on Form 8-A was declared effective on May 27, 1997.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which are included in this report.

SUMMARY OF OPERATIONS

                                                                                   YEAR ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                     1998       1997       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                        ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenue................................................  $   7,016  $   8,654  $   6,174  $   6,982  $   5,213
Gross profit.....................................................      1,709      2,758      2,247      1,904      1,897
Operating expenses...............................................      2,328      1,967      1,710      1,539      1,333
(Loss) income from operations....................................       (619)       791        537        365        564
Gain from extraordinary items....................................         --         --         --         --      1,055
Net (loss) income................................................       (379)       504        309        566      1,563
(Loss) earnings per share........................................       (.08)       .12        .08        .14        .13

CONSOLIDATED BALANCE SHEET DATA

                                                                                   YEAR ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                     1998       1997       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                                     ($ IN THOUSANDS)
Working capital..................................................  $   4,873  $   2,794  $   2,161  $   1,822  $   1,493
Total assets.....................................................     16,313     13,445      4,320      4,138      3,587
Long term obligations............................................      8,431      8,715        319        290        176
Stockholders' equity.............................................      7,064      4,043      3,384      3,075      2,493

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's operating revenues are derived from two principal sources---product development services and commercial production. The Company provides its customers in the pharmaceutical and biotechnology industries with product development services, including experimental products for use in clinical trials, and manufacturing services for FDA approved commercial drugs and medical devices on a contractual basis. The Company, which is currently expanding its commercial production capacity, has particular experience and expertise in the development and production of sterile, process-sensitive biopharmaceutical products, and is ISO 9001 certified.

    The Company's scientific and engineering staff perform multiple product development functions for CBL's customers, including: research and development of sterile product formulations; test method development and validation; container-closure system design; accelerated and on-going product stability studies; process design and manufacturing validations; and regulatory and compliance consulting. Following final development of a stable formulation of the pharmaceutical product and validation of the manufacturing process, the Company's production expertise is typically called upon to produce the development stage product for use in clinical trials or investigations as part of the FDA approval process.

    CBL produces and manufactures FDA approved products for commercial sale by others. The major commercial product manufactured by CBL during fiscal year 1998 was Vitrax-TM-, an HA-based product developed by the Company and used in human ophthalmic surgery, for Allergan Botox, Ltd., a subsidiary of Allergan, Inc. ("Allergan"). The previously extended contract manufacturing agreement for the manufacture of Vitrax-TM- expired during the fiscal year and the last shipment of Vitrax-TM- was made in September 1997.

    During the fiscal year ended March 31, 1998, the commercial production facility build-out continued in the 70,000 square foot building purchased by the Company in November 1996, located in the Carroll/ Camden Industrial Park. The Company moved its executive and administrative staff and warehouse operation into the building in February 1997, as the renovation of the pharmaceutical production area proceeded. The commercial production facility was mechanically completed in December 1997, and is currently undergoing start-up and quality control testing to assure compliance with FDA regulations. During the fiscal year ended March 31, 1998, the Company's revenues continued to be generated solely from its 15,000 square foot Seton plant which is primarily a development products facility with limited commercial capacity. The Company incurred over $700,000 in expenses as the renovation of the new and larger facility progressed over the entire 1998 fiscal year. These expenses include operating and maintenance costs ($550,000) associated with the opening and pre-production activity at the new facility and also includes net interest expense ($150,000) on funds borrowed to finance the renovation.

RESULTS OF OPERATIONS

    FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31,
     1997

    Revenues for the fiscal year ended March 31, 1998, were $7.0 million compared to $8.7 million for fiscal year 1997. Despite this decrease, the Company's 1998 fiscal year revenues were the second highest in the history of the Company. 1998 fiscal year revenues reflect the anticipated reduction in sales of Vitrax-TM- to Allergan, which amounted to 77%, but this reduction was substantially offset by a 38% increase in sales to other customers. Sales to Allergan as a percentage of total sales were 14%, 49% and 41% for the fiscal years 1998, 1997 and 1996, respectively. The Company secured 11 new customers, accounting for sales of approximately $2.0 million, during the fiscal year. All operating revenues were generated by the Company's existing experimental products facility, as renovation of the new pharmaceutical production facility progressed throughout fiscal year 1998.

    Gross margin was 24% of revenue for the fiscal year compared to 32% for fiscal year 1997. This decrease was primarily the result of costs related to the new facility, including the $550,000 in operating expenses as described in the Overview Section above and the decrease in revenues. In addition, during late fiscal year 1998, additional personnel were hired, initially to assist in start-up and quality control testing associated with the new facility. It is expected that once the facility is determined to be FDA compliant, these personnel will perform production functions. The additional personnel and the related expenses are necessary in anticipation of the Company's need for trained and experienced pharmaceutical personnel, although the effort of these personnel did not contribute to the revenues in the current fiscal year.

    Operating expenses for fiscal year 1998 were $2.3 million compared to $2.0 million in fiscal year 1997. The increase is, primarily, attributed to the addition of an experienced pharmaceutical industry marketing executive and the development and implementation of a multi-faceted marketing, advertising and promotion program. With more aggressive marketing, advertising and promotion, the Company seeks to continue to expand its customer base. As the Company pursues opportunities for significant growth, management recognizes that receivable risks may increase and, consequently, has incurred operating expenses in fiscal year 1998 to increase its allowance for doubtful accounts above historical levels as of March 31, 1998. Due to the compound effect of the increase in expenses and the decrease in total revenues, operating expenses were 32% of revenues in fiscal year 1998, as compared to 23% in fiscal year 1997.

    In summary, although the decrease in revenues contributed to the fiscal year 1998 operating loss, a substantial portion of the loss was a direct result of costs associated with the Company's production capacity expansion and its increased marketing, advertising and promotion activities. Both of these undertakings are integral to the achievement by the Company of its objective of increasing profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries.

    Other income includes both interest income on the $3,300,000 of net proceeds to the Company from the follow-on public offering of Class A Common Stock, completed in June 1997, and interest expense of $150,000 on the November 1996 loans to build-out the commercial production facility.

    The Company's effective income tax rate in fiscal years 1998 and 1997 was 37%. During fiscal year 1997, the Company fully utilized a previously held net operating loss carryforward.

    Net loss for fiscal year 1998 was $379,000 compared to a net profit of $504,000 for fiscal year 1997. Basic earnings per share reflect a loss of $0.08 per share for fiscal year 1998 as compared to earnings of $0.12 per share in fiscal year 1997.

    FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31,
     1996

    Revenues for the fiscal year ended March 31, 1997, were $8.7 million compared to $6.2 million for fiscal year 1996, an increase of approximately 40%. The strong growth in revenues for fiscal year 1997 was due to a 72% increase in sales of Vitrax-TM- to Allergan and an 81% increase in sales of product development services to new and existing customers. This increase in total revenues occurred notwithstanding an 85% decrease in sales of Equron-TM- to Solvay, which sold the related business unit to a third party. Sales to Allergan represented 49% of the Company's total revenue for fiscal year 1997, compared to 41% in fiscal year 1996.

    Gross margin for fiscal year 1997 was 32% of revenues compared to 36% in fiscal year 1996. The decrease was due to expenses related to the expansion and relocation of the Company's executive and administrative offices and warehouse to the new facility and the increased proportion of sales of Vitrax-TM-, which has historically had a low margin.

    Operating expenses for fiscal year 1997 were $2.0 million compared to $1.7 million in fiscal year 1996, an increase of approximately 18%. This increase was due to a full year of research and development expenses in fiscal year 1997 for a program that had been initiated in the second half of fiscal year 1996, the salary of an additional executive officer hired in the first quarter of fiscal year 1997 and an increase in professional fees. As a percentage of revenues, operating expenses decreased to 23% in fiscal year 1997 from 28% in fiscal year 1996.

    Interest income was $9,000 in fiscal year 1997 compared to $23,000 in interest expense in fiscal year 1996. This improvement was due primarily to the increase in cash flow from operations which eliminated the Company's need to utilize available bank credit.

    The effective tax rate in fiscal year 1997 was 37% compared to 40% in fiscal year 1996 due to the utilization of tax credit carry forwards. During fiscal year 1997, the Company's net operating loss carryforward was fully utilized due to earnings during the last five years.

    Net income for fiscal year 1997 was $504,000 compared to $309,000 for fiscal year 1996, an increase of approximately 63%. Basic earnings per share were $0.12 per share for fiscal year 1997 as compared to $0.08 per share in fiscal year 1996.

CAPITAL RESOURCES

    In November 1996, the Company acquired an approximately 70,000 square foot building, located on 3.48 acres of land in the Carroll/Camden Industrial Park, Baltimore, Maryland, to renovate and equip as a commercial production facility and to house its administrative offices and warehouse operations. The Company paid $2,150,000 in cash and 125,000 shares of Class A Common Stock for the land and existing improvements. Renovations to convert the building to a commercial production facility commenced during late fiscal year 1997 and continued through fiscal year 1998.

    The cash portion of the purchase price for the land and existing building, as well as the cost of the proposed renovations and a portion of the pharmaceutical manufacturing equipment and related pharmaceutical facility build-out, was financed through the issuance of $7,000,000 variable rate economic development demand revenue bonds by the Maryland Industrial Development Financing Authority ("MIDFA") and a $1,500,000 loan from the Mayor and City Council of Baltimore, acting through the Department of Housing and Community Development and the City of Baltimore Development Corporation. In addition, approximately $3,400,000 of pharmaceutical manufacturing equipment was financed through equipment operating leases from companies affiliated with NationsBank, American Equipment Leasing (a unit of European American Bank), BancBoston and CoreStates.

    The bonds issued by MIDFA are variable rate, tax-exempt, and are issued pursuant to a Trust Indenture. The maximum annual interest rate provided for under the terms of the bonds is 12% and, subject to certain conditions, the bonds may be converted to fixed-rate at the option of the Company. However, the Company has entered into an interest rate swap agreement and, as a result, the interest rate applicable to the bonds through November 2003, is capped at 5.51%. As of May 1, 1998, the interest rate was 4.54%. The principal portion of the bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The maturity date is August 1, 2018. The letter of credit is issued pursuant to a Letter of Credit and Reimbursement Agreement containing various terms and covenants applicable to the Company. The Company's obligations in respect to the letter of credit and the bonds are secured by substantially all of the assets of the Company, including the new facility. MIDFA has also provided the Bank with additional credit support for the letter of credit in the form of a $1,800,000 deficiency guaranty.

    The loan from the City of Baltimore Development Corporation accrues interest at a fixed rate of 6.50% per annum, amortized over twenty (20) years with monthly interest only payments due through November 1998, and monthly payments of principal and interest due thereafter through November 2016.

    The terms of the MIDFA bond financing and applicable provisions of the Internal Revenue Code of 1986 (the "Code"), as amended, and corresponding regulations limit to $10,000,000 the aggregate amount of capital expenditures incurred by or attributable to the Company within the City of Baltimore during the six year period from November 1993 to November 1999. The Code and corresponding regulations provide that capital expenditures made by others at the Seton Business Park facility, including the landlord and other facility tenants, may accrue against the Company's capital expenditure limit. The Company intends to manage its anticipated growth to avoid making capital expenditures which would cause the Company to exceed the imposed limit. For example, equipment obtained by the Company through operating leases, which are not capital expenditures, would not accrue against the limit, nor would capital expenditures by the Company on facilities outside of the jurisdictional limits of the City of Baltimore. Nevertheless, the Company may exceed the capital expenditure limit inadvertently or because it determines that to do so is in the best interest of the Company. In the event that the capital expenditure limit is exceeded, the Company would be required to refinance the existing indebtedness through a taxable bond issue, conventional debt financing, or other means.

    Management of the Company believes that it has sufficient cash and borrowing capacity to fund its current operations and capital needs.

FINANCIAL CONDITION AND LIQUIDITY

    On March 31, 1998, CBL had cash and cash equivalents of $3,042,000 compared to $1,433,000 at March 31, 1997. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which a letter of credit was issued as credit enhancement for the bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Carroll/Camden Industrial Park facility. In addition, and not included in the above sums, $778,000 was held at March 31, 1998, by the Bond Trustee under the Trust Indenture entered into in connection with the bond financing. These funds are held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to pay the continuing costs of renovation and equipping of the Carroll/ Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of Maryland, under which there was no outstanding balance at March 31, 1998.

    The increase in cash and cash equivalents is primarily the result of the completion by the Company of a follow-on public offering of Class A Common Stock. On April 25, 1997, the Company filed a Registration Statement on Form S-2 (No. 333-25903) with the United States Securities and Exchange Commission, pursuant to the Securities Act of 1933, as amended, with respect to the offering and sale by the Company of 1,000,000 shares of its Class A Common Stock, together with another 150,000 shares to cover over-allotments. On June 11, 1997, the Company entered into an Underwriting Agreement with Ferris, Baker Watts, Incorporated, pursuant to which Ferris, Baker Watts, Incorporated agreed to underwrite, on a firm commitment basis, the offering and sale of 1,000,000 shares covered by the Registration Statement. On June 16, 1997, the initial closing occurred pursuant to the Underwriting Agreement and the Company sold to the Underwriter 1,000,000 shares of Class A Common Stock in exchange for net proceeds (after Underwriter's commissions, Underwriter's expense allowance and other expenses) of approximately $3.2 million. On July 8, 1997, an additional 34,793 shares were sold to the Underwriter in exchange for net proceeds of approximately $121,000. The proceeds of the offering are being used by the Company for working capital and other general corporate purposes to fund the Company's continued growth.

YEAR 2000 ISSUE

    In conjunction with the Company's expansion of its commercial production facility, the Company plans to upgrade both its computer hardware and software. Management believes the software upgrade will resolve the Year 2000 issue for the Company. An independent consultant's study of the Company's current information technology status and recommended changes is nearing completion. The study is recommending the installation of commercially available software packages. Installation of critical modules is expected to be completed by late 1998. The software packages under review have been upgraded to handle the Year 2000 by the software provider. Time-sensitive internal programs have been reviewed and will require only minor modifications to resolve the Year 2000 issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data are contained on pages 18 through 31 of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after March 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1). FINANCIAL STATEMENTS

                                                                                                 PAGE NUMBER
                                                                                                 ------------

Report of Independent Public Accountants.......................................................       15

Consolidated Balance Sheets--March 31, 1998 and 1997...........................................       16

Consolidated Statements of Income--Years Ended March 31, 1998, 1997 and 1996...................       17

Consolidated Statements of Changes in Stockholders' Equity--Years Ended March 31, 1998, 1997          18
  and 1996.....................................................................................

Consolidated Statements of Cash Flows--Years Ended March 31, 1998, 1997 and 1996...............       19

Notes to Consolidated Financial Statements.....................................................     20-28

    (a)(2). SCHEDULES

SCHEDULE NUMBER                                      DESCRIPTION                                      PAGE NUMBER
----------------  ---------------------------------------------------------------------------------  -------------
       II                                 Valuation and Qualifying Accounts                               29


EXHIBIT                                              DESCRIPTION                                      PAGE NUMBER
----------------  ---------------------------------------------------------------------------------  -------------
      23.1                            Consent of Independent Public Accountant                            30

(a)(3). EXHIBITS

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

H 10(cc)    Letter Agreement dated November 21, 1996, by and between Registrant and Thomas
            C. Mendelsohn.

H 10(dd)    Letter Agreement dated November 21, 1996, by and between Registrant and
            John T. Janssen.

H 10(ee)    Letter Agreement dated November 21, 1996, by and between Registrant and
            Robert J. Mello, Ph.D.

H 10(ff)    1997 Directors' Stock Option Plan of the Registrant

A 22        Subsidiary of the Registrant.

 23.1       Consent of Independent Public Accountants

 27         Financial Data Schedule

------------------------

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Baltimore, State of Maryland, on this 15th day of June, 1998.

                                CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                By:  /s/ JOHN C. WEISS, III
                                     -----------------------------------------
                                     John C. Weiss, III, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

/s/ WILLIAM P. TEW, PH.D.       Chief Executive Officer,        June 15, 1998
------------------------------  Chairman of the Board
William P. Tew, Ph.D.           and Director

/s/ JOHN C. WEISS, III          President and Director          June 15, 1998
------------------------------
John C. Weiss, III

/s/ JOHN T. JANSSEN             Chief Financial Officer         June 15, 1998
------------------------------  and Treasurer
John T. Janssen

/s/ NARLIN B. BEATY, PH.D.      Chief Technical Officer         June 15, 1998
------------------------------  and Director
Narlin B. Beaty, Ph.D.

/s/ THOMAS C. MENDELSOHN        Vice President, Secretary       June 15, 1998
------------------------------  and Director
Thomas C. Mendelsohn

/s/ REGIS F. BURKE              Director                        June 15, 1998
------------------------------
Regis F. Burke

/s/ HARVEY L. MILLER            Director                        June 15, 1998
------------------------------
Harvey L. Miller

/s/ THOMAS P. RICE              Director                        June 15, 1998
------------------------------
Thomas P. Rice

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Chesapeake Biological Laboratories, Inc.:

    We have audited the accompanying consolidated balance sheets of Chesapeake Biological Laboratories, Inc. (a Maryland corporation) and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Biological Laboratories, Inc. and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland,
May 8, 1998

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 1998 AND 1997

                                                                                         1998           1997
                                                                                     -------------  -------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $   3,041,705  $   1,432,944
  Restricted cash..................................................................        350,000        350,000
  Accounts receivable, net of allowances of $70,300 and $10,300, respectively......      1,259,560        714,793
  Inventories......................................................................        524,996        760,075
  Prepaid expenses.................................................................        404,696        140,160
  Deferred tax asset...............................................................         92,208         50,540
  Interest receivable..............................................................         18,817         32,616
                                                                                     -------------  -------------
    Total current assets...........................................................      5,691,982      3,481,128
PROPERTY AND EQUIPMENT, net........................................................      9,428,831      4,915,845
BOND FUNDS HELD BY TRUSTEE.........................................................        778,454      4,682,998
DEFERRED FINANCING COSTS...........................................................        344,021        336,957
OTHER ASSETS.......................................................................         69,912         27,690
                                                                                     -------------  -------------
    Total assets...................................................................  $  16,313,200  $  13,444,618
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses............................................  $     223,481  $     551,112
  Current portion of long term debt................................................        389,547         20,961
  Current portion of capital lease obligation......................................         28,098         28,808
  Deferred revenue.................................................................        177,593         85,887
                                                                                     -------------  -------------
    Total current liabilities......................................................        818,719        686,768
LONG TERM LIABILITIES:
  Long term debt, net of current portion...........................................      8,283,102      8,524,109
  Long term capital lease obligation...............................................            854         29,876
  Deferred rent....................................................................         22,523         52,590
  Deferred tax liability...........................................................        124,084        108,549
                                                                                     -------------  -------------
    Total liabilities..............................................................      9,249,282      9,401,892
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES......................................................             --             --
STOCKHOLDERS' EQUITY:
  Class A common stock, par value $.01 per share; 8,000,000 shares authorized;
    5,276,195 and 4,114,558 shares issued and outstanding..........................         52,762         41,145
  Class B common stock, par value $.01 per share; 2,000,000 shares authorized; no
    shares issued and outstanding..................................................             --             --
  Additional paid-in capital.......................................................      7,369,039      3,980,836
  (Accumulated deficit) retained earnings..........................................       (357,883)        20,745
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,063,918      4,042,726
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  16,313,200  $  13,444,618
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996                            1998          1997          1996
------------------------------------------------------------------------  ------------  ------------  ------------
OPERATING REVENUE.......................................................  $  7,015,858  $  8,653,793  $  6,174,148
COST OF REVENUE.........................................................     5,306,367     5,895,479     3,927,331
                                                                          ------------  ------------  ------------
GROSS PROFIT............................................................     1,709,491     2,758,314     2,246,817
OPERATING EXPENSES:
    General and administrative..........................................     1,533,388     1,430,976     1,210,093
    Selling.............................................................       743,095       413,136       454,934
    Research and development............................................        51,586       123,482        44,313
                                                                          ------------  ------------  ------------
    (LOSS) INCOME FROM OPERATIONS.......................................      (618,578)      790,720       537,477
                                                                          ------------  ------------  ------------
INTEREST INCOME (EXPENSE), net..........................................        17,581         8,828       (22,580)
                                                                          ------------  ------------  ------------
(LOSS) INCOME BEFORE BENEFIT (PROVISION) FOR INCOME TAXES...............      (600,997)      799,548       514,897
BENEFIT (PROVISION) FOR INCOME TAXES....................................       222,369      (295,833)     (205,959)
                                                                          ------------  ------------  ------------
NET (LOSS) INCOME.......................................................  $   (378,628) $    503,715  $    308,938
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
(LOSS) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
    Basic
    (Loss) net income...................................................  $      (0.08) $       0.12  $       0.08
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted
    (Loss) net income...................................................  $      (0.08) $       0.12  $       0.08
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic...............................................................     4,991,251     4,030,832     3,979,938
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
    Diluted.............................................................     4,991,251     4,190,767     3,993,064
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See notes to consolidated financial statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     (ACCUMULATED
                                                                      ADDITIONAL       DEFICIT)
                                                                       PAID-IN         RETAINED
                                             SHARES     PAR VALUE      CAPITAL         EARNINGS         TOTAL
                                           ----------  -----------  --------------  ---------------  ------------
BALANCE, MARCH 31, 1995..................   3,979,938   $  39,799    $  3,827,182     $  (791,908)   $  3,075,073
Net income...............................      --          --             --              308,938         308,938
                                           ----------  -----------  --------------  ---------------  ------------
BALANCE, MARCH 31, 1996..................   3,979,938      39,799       3,827,182        (482,970)      3,384,011
  Issuance of shares pursuant to purchase
    of building..........................     125,000       1,250         148,750         --              150,000
  Issuance of shares pursuant to exercise
    of stock options.....................       9,620          96           4,904         --                5,000
Net income...............................      --          --             --              503,715         503,715
                                           ----------  -----------  --------------  ---------------  ------------
BALANCE, MARCH 31, 1997..................   4,114,558      41,145       3,980,836          20,745       4,042,726
  Issuance of shares pursuant to
    follow-on public offering............   1,034,793      10,348       3,276,693         --            3,287,041
  Issuance of shares pursuant to exercise
    of stock options.....................     126,844       1,269         111,510         --              112,779
Net loss.................................      --          --             --             (378,628)       (378,628)
                                           ----------  -----------  --------------  ---------------  ------------
BALANCE, MARCH 31, 1998..................   5,276,195   $  52,762    $  7,369,039     $  (357,883)   $  7,063,918
                                           ----------  -----------  --------------  ---------------  ------------
                                           ----------  -----------  --------------  ---------------  ------------

                      See notes to consolidated financial

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996                            1998           1997          1996
-----------------------------------------------------------------------  -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income......................................................  $    (378,628) $     503,715  $   308,938
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization........................................        346,994        360,922      319,827
  Deferred income taxes................................................        (26,133)        62,050      205,959
  (Increase) decrease in accounts receivable...........................       (544,767)       (43,167)      19,780
  Decrease (increase) in inventories...................................        235,079        927,541     (236,896)
  (Increase) decrease in prepaid expenses..............................       (114,536)       (96,523)       5,069
  Decrease (increase) in interest receivable...........................         13,799        (32,616)     --
  (Increase) in other assets...........................................        (42,222)      --            --
  (Decrease) increase in accounts payable and accrued expenses.........       (327,631)       199,370     (113,858)
  Increase (decrease) in deferred revenue..............................         91,706       (129,626)      87,530
  Decrease in deferred rent............................................        (30,067)       (30,067)     (20,114)
                                                                         -------------  -------------  -----------
Net cash (used in) provided by operating activities....................       (776,406)     1,721,599      576,235
                                                                         -------------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................................     (4,859,980)    (3,612,600)    (318,355)
Decrease (increase) in bond funds held by Trustee......................      3,904,543     (4,682,998)     --
                                                                         -------------  -------------  -----------
Net cash used in investing activities..................................       (955,437)    (8,295,598)    (318,355)
                                                                         -------------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short term borrowings--net...............................       --             --           (127,991)
Repayments of long-term debt...........................................        (23,129)       (22,419)     (21,231)
Repayments of capital lease obligations................................        (29,022)       (29,264)     (28,867)
Net proceeds from sale of stock........................................      3,399,819          5,000      --
Payment of debt issuance costs.........................................         (7,064)      (336,957)     --
Increase in restricted cash............................................       --             (350,000)     --
Proceeds from long-term note and bond..................................       --            8,500,000      --
                                                                         -------------  -------------  -----------
Net cash provided by (used in) financing activities....................      3,340,604      7,766,360     (178,089)
                                                                         -------------  -------------  -----------
Increase in cash and cash equivalents..................................      1,608,761      1,192,361       79,791
CASH AND CASH EQUIVALENTS, beginning of period.........................      1,432,944        240,583      160,792
                                                                         -------------  -------------  -----------

CASH AND CASH EQUIVALENTS, end of period...............................  $   3,041,705  $   1,432,944  $   240,583
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
CASH PAID DURING THE YEAR FOR:
Interest...............................................................  $     203,865  $      27,315  $    27,180
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
Income taxes...........................................................  $     153,800  $       7,733  $    55,000
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------
Non-Cash Transactions:
Note payable--maintenance agreement....................................  $     150,000  $    --        $   --
Issuance of stock pursuant to purchase of building.....................  $    --        $     150,000  $   --

                See notes to consolidated financial statements.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION:

    Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is a provider of pharmaceutical and biopharmaceutical product development and production services on a contract basis for a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, CBL has provided its product development services to more than 90 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products intended for human clinical trials. Customers contract with the Company to produce development stage products for use in U.S. Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved products for commercial sale. The Company's business depends in part on strict government regulation of the drug development process, especially in the United States. CBL's production facility operates under the current Good Manufacturing Practices ("cGMP") established and regulated by the FDA.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corp.

    ACCOUNTS RECEIVABLE Accounts receivable are stated net of allowances for doubtful accounts of $70,300 and $10,300 as of March 31, 1998 and 1997, respectively.

    INVENTORIES Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market, determined under the first- in, first-out (FIFO) method.

    PROPERTY AND EQUIPMENT Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease. Assets under construction are not depreciated until placed into service. Interest and construction overhead costs incurred during the construction period are capitalized.

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

    STOCK OPTION PLANS The Company accounts for its stock-option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS Certain prior year balances have been reclassified to conform with current year presentation.

NOTE 3. CONCENTRATIONS OF CREDIT RISK/SIGNIFICANT CUSTOMERS:

    The Company's customers span the range of the pharmaceutical and medical device industries. For many customers, the Company requires an up-front payment on orders.

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of Vitrax-TM- originally expired in February 1997. Subsequent to fiscal year ended March 31, 1997, an agreement was reached between CBL and Allergan which called for the production of Vitrax-TM-through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan was relieved of any obligation to purchase Vitrax-TM- exclusively from the Company.

    During the years ended March 31, 1998, 1997 and 1996, approximately 14%, 49%, and 41%, respectively, of CBL's sales were to Allergan. During the years ended March 31, 1998, 1997 and 1996, sales to the second largest customer, which was a different customer each year, were 6%, 8%, and 14% of CBL's sales, respectively. The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts. However, there can be no assurance that the Company's annual results will not be dependent upon the performance of a few large projects.

NOTE 4. INVENTORIES:

    Inventories consisted of the following at March 31, 1998 and 1997:

                                                                           1998        1997
                                                                        ----------  ----------
Raw materials.........................................................  $  280,344  $  324,417
Work-in-process.......................................................     244,652     433,454
Finished goods........................................................      --           2,204
                                                                        ----------  ----------
                                                                        $  524,996  $  760,075
                                                                        ----------  ----------
                                                                        ----------  ----------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following at March 31, 1998 and 1997:

                                                                       1998          1997
                                                                   ------------  -------------
Land.............................................................  $    253,763  $     253,763
Building.........................................................     2,131,538      2,128,503
Construction in progress.........................................     6,119,240      1,324,614
Laboratory equipment.............................................     2,173,321      2,247,692
Furniture and fixtures...........................................       432,015        384,130
Leasehold improvements...........................................       446,992        439,182
                                                                   ------------  -------------
                                                                     11,556,869      6,777,884
Less: Accumulated depreciation and amortization..................    (2,128,038)    (1,862,039)
                                                                   ------------  -------------
                                                                   $  9,428,831  $   4,915,845
                                                                   ------------  -------------
                                                                   ------------  -------------

    Depreciation and amortization expense for the years ended March 31, 1998, 1997 and 1996 was $346,994, $360,922 and $319,827, respectively.

NOTE 6. BANK FINANCING ARRANGEMENTS:

    During fiscal 1995, the Company obtained a $750,000 Revolving Line of Credit Facility and a $2,000,000 Equipment Leasing/Financing Credit Facility, secured by the Company's inventory and accounts receivable, and by the equipment acquired by the Company. The Revolving Credit Facility, which is used to fund operating requirements, provides for interest at 3.0% over the LIBOR Market Index Rate. There were no balances on the Revolving Credit Facility as of March 31, 1998, 1997 and 1996.

    The average outstanding balance on the Revolving Line of Credit Facility for fiscal years 1998, 1997 and 1996 was $24,000, $21,000, and $86,000, respectively. The average interest rate on the Revolving Line of Credit Facility for fiscal years 1998, 1997 and 1996 was 8.69%, 8.75% and 9.0%, respectively. In connection with the bond issuance described below, no further funds are available under the Equipment Leasing/Financing Credit Facility; however, the Revolving Line of Credit Facility remains in effect, secured by inventory and accounts receivable.

NOTE 7. LONG TERM DEBT:

    In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company is now in the process of renovating into a commercial production facility. The Company is actively seeking opportunities and customer contracts to utilize these expanded capabilities. However, as of March 31, 1998, the Company has not entered into any definitive customer contracts for the new facility. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan has an interest rate which is fixed at 6.5%. The bonds are tax exempt and variable rate and may be converted to a fixed rate.

    The Company has also entered into an interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the bonds. This agreement

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 7. LONG TERM DEBT: (CONTINUED)
results in a maximum interest rate on the bonds of 5.51%, and relates to $6,000,000 of the outstanding bonds. The agreement became effective in November 1996, and will expire in November 2003.

    The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay letter of credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The Maturity Date is August 1, 2018. The loan from the City of Baltimore requires interest only payments for the first two years, with monthly principal and interest payments beginning November 1998, with the final payment due in November 2016.

    There are certain covenants contained in the debt financing which include ratios and balances as to minimum tangible net worth, liability to net worth ratio, EBITDA ratio and current ratio (all as defined). Other covenants include a ceiling on capital expenditures and on the incurrence of other indebtedness (as defined). During the year and subsequent to year-end, certain covenants were modified. As of March 31, 1998, the Company is in compliance with all covenants except the EBITDA ratio covenant. This covenant has been waived by the bank through April 1, 1999.

    In connection with the financing, the Company incurred costs of approximately $337,000 which will be amortized over the term of the bonds. The Company has also capitalized approximately $302,000 of net construction period interest costs through March 31, 1998, which will be expensed over the useful life of the building. The Company's other long term debt as of March 31, 1998, consists of a truck and an equipment loan. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999, in variable monthly installments.

    The remaining principal payments on the Company's long term debt as of March 31, 1998, are as follows:

YEAR ENDING MARCH 31                                                                 AMOUNT
--------------------------------------------------------------------------------  ------------
1999............................................................................  $    389,547
2000............................................................................       774,327
2001............................................................................       669,519
2002............................................................................       672,834
2003 and thereafter.............................................................     6,166,422
                                                                                  ------------
                                                                                  $  8,672,649
                                                                                  ------------
                                                                                  ------------

    Based on the borrowing rates currently available to the Company, the fair value of long- term debt, exclusive of capital lease obligations, as of March 31, 1998, is approximately $8,411,000.

NOTE 8. LEASES:

    In December 1993, the Company entered into a non-cancelable operating lease agreement for a facility in Owings Mills, Maryland, to house its corporate offices, warehousing, shipping and receiving functions. The lease terms had provided for an initial expiration date of December 31, 1998. However, as of June 1, 1997, the Company negotiated termination of the Owings Mills facility lease, effective June 1, 1997, in exchange for a termination fee of $30,200 paid by the Company, resulting in net savings to the

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 8. LEASES: (CONTINUED)
Company of approximately $200,000 over the remaining term of the lease. The rent expense to the Company under the lease agreement was $59,378, $143,948, and $147,002 for years ended March 31, 1998, 1997 and 1996, respectively.

    The Company's Seton facility is primarily used for experimental development and production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998, and two renewable terms of two years each. Related rental payments for the years ended March 31, 1998, 1997, and 1996, were $243,067, $234,784 and $232,782, respectively. The operating lease agreement contains terms which feature reduced rental payments in the early years and accelerated payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal year 1997, the Company entered into several operating leases that expire during fiscal year 2001.

    On April 14, 1998, the Company exercised the right to renew the lease of its Seton facility. The lease now expires on December 31, 2000, and may, at the Company's option, be renewed again for another two year period.

    At March 31, 1998, the aggregate future minimum annual lease payments were as follows:

                                                                                            CAPITAL    OPERATING
YEAR ENDED MARCH 31                                                                         LEASES       LEASES
-----------------------------------------------------------------------------------------  ---------  ------------
1999.....................................................................................  $  36,245  $  1,100,364
2000.....................................................................................      1,123       912,137
2001.....................................................................................     --           861,484
2002.....................................................................................     --           699,436
                                                                                           ---------  ------------
                                                                                           $  37,368  $  3,573,421
                                                                                                      ------------
                                                                                                      ------------
Less interest............................................................................     (8,416)
                                                                                           ---------
Present value of future minimum lease payments...........................................  $  28,952
                                                                                           ---------
                                                                                           ---------

NOTE 9. CONTINGENCIES:

    In the ordinary course of business the Company could be exposed to a risk of liability as a result of the products that it has produced or developed for others. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage. Clinical trial materials are produced by the Company for use by its customers in studies that are strictly regulated by the FDA. During fiscal 1998, 1997 and 1996, there were no legal proceedings to which the Company was a party.

NOTE 10. STOCK OPTION PLANS:

    The Company has adopted four incentive stock option plans for employees (the "Option Plans") and a separate plan for Directors. The Option Plans provide for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of all options granted under the Option Plans must be at least equal to the fair market value of such shares on

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 10. STOCK OPTION PLANS: (CONTINUED) the date of the grant (110% in the case of an optionee who is an owner of more than 10% of the Company's Common Stock), and the maximum term of the options range from five to ten years.

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

                                                                 YEAR ENDED      YEAR ENDED
                                                               MARCH 31, 1998  MARCH 31, 1997
                                                               --------------  --------------
Net (loss) income:
  As reported................................................   $   (378,628)    $  503,715
  Pro forma..................................................       (660,876)       364,955
Basic (loss) earnings per share:
  As reported................................................          (0.08)          0.12
  Pro forma..................................................          (0.13)          0.09
Diluted (loss) earnings per share:
  As reported................................................          (0.08)          0.12
  Pro forma..................................................          (0.13)          0.09

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 YEAR ENDED      YEAR ENDED
                                                               MARCH 31, 1998  MARCH 31, 1997
                                                               --------------  --------------
Expected volatility..........................................         75.0%            82.2%
Risk-free interest rates.....................................      5.5-6.4%         5.9-6.0%
Expected lives...............................................       5 years        4-5 years

    A summary of option transactions for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                                            1998                     1997                     1996
                                                  ------------------------  -----------------------  -----------------------
                                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE                  AVERAGE
                                                                EXERCISE                 EXERCISE                 EXERCISE
                                                    SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
                                                  -----------  -----------  ----------  -----------  ----------  -----------
Outstanding, beginning of year..................      571,900   $    2.37      366,750   $    2.16      256,250   $    2.43
Granted.........................................      202,361        4.22      300,000        2.98      130,500        1.50
Exercised.......................................     (160,484)       1.94      (11,250)       1.28       --          --
Expired or canceled.............................       (2,890)       1.40      (83,600)       3.80      (20,000)       1.25
                                                  -----------       -----   ----------       -----   ----------       -----
Outstanding, end of year........................      610,887   $    3.10      571,900   $    2.37      366,750   $    2.16
                                                  -----------       -----   ----------       -----   ----------       -----
                                                  -----------       -----   ----------       -----   ----------       -----
Shares available for future grant...............      324,239                  531,550                   43,497
                                                  -----------               ----------               ----------
                                                  -----------               ----------               ----------
Options exercisable at end of period............      166,787                  105,000                  108,750
                                                  -----------               ----------               ----------
                                                  -----------               ----------               ----------
Weighted average fair value of options
  granted.......................................        $2.78                    $2.24                    $1.03
                                                  -----------               ----------               ----------
                                                  -----------               ----------               ----------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 10. STOCK OPTION PLANS: (CONTINUED)
    The following table summarizes information about stock options outstanding at March 31, 1998:

                                            OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             --------------------------------------------------  ---------------------------------
                                 NUMBER         REMAINING                            NUMBER
         RANGE OF            OUTSTANDING AT    CONTRACTUAL    WEIGHTED AVERAGE   EXERCISABLE AT  WEIGHTED AVERAGE
      EXERCISE PRICES        MARCH 31, 1998       LIFE         EXERCISE PRICE    MARCH 31, 1998   EXERCISE PRICE
---------------------------  --------------  ---------------  -----------------  --------------  -----------------
$1.50-$3.00................       181,050        7.7 years        $    1.56            32,450        $    1.55
$3.00-$5.00................       370,337        8.9 years             3.44           129,337             3.74
$5.00-$6.50................        59,500        9.5 years             5.68             5,000             5.19
                                  -------    ---------------          -----           -------            -----
                                  610,887        8.6 years        $    3.10           166,787        $    3.36
                                  -------    ---------------          -----           -------            -----
                                  -------    ---------------          -----           -------            -----

NOTE 11. INCOME TAXES:

    The (benefit) provision for income taxes was comprised of the following for the years ended March 31, 1998, 1997 and 1996:

                                                             1998         1997        1996
                                                          -----------  ----------  ----------
Federal:
  Current...............................................  $  (180,325) $  198,716  $       --
  Deferred..............................................      (24,014)     52,743     175,065
State:
  Current...............................................      (15,911)     35,067          --
  Deferred..............................................       (2,119)      9,307      30,894
                                                          -----------  ----------  ----------
(Benefit) provision for income taxes....................  $  (222,369) $  295,833  $  205,959
                                                          -----------  ----------  ----------
                                                          -----------  ----------  ----------

    The following table reconciles income taxes at the federal statutory rate to the provision for income taxes in the accompanying consolidated statements of income for the years ended March 31, 1998, 1997 and 1996:

                                                             1998         1997        1996
                                                          -----------  ----------  ----------
Income tax at federal statutory rate....................  $  (204,339) $  271,846  $  175,065
State tax, net of federal benefit.......................      (18,030)     36,939      30,894
Other...................................................      --          (12,952)     --
                                                          -----------  ----------  ----------
(Benefit) provision for income taxes....................  $  (222,369) $  295,833  $  205,959
                                                          -----------  ----------  ----------
                                                          -----------  ----------  ----------

    As of March 31, 1997, CBL had no operating loss carry forwards for income tax purposes.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 11. INCOME TAXES: (CONTINUED)
    Total deferred tax liabilities and deferred tax assets as of March 31, 1998 and 1997, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

                                                               MARCH 31, 1998  MARCH 31, 1997
                                                               --------------  --------------
Deferred tax assets:
  Inventory..................................................    $   41,359      $   32,251
  Accruals and reserves......................................        59,633          18,289
  Credit carry forwards......................................        17,537          --
                                                               --------------  --------------
                                                                 $  118,529      $   50,540
                                                               --------------  --------------
                                                               --------------  --------------
Deferred tax liabilities:
  Property and equipment.....................................    $  143,274      $  108,549
  Consulting costs...........................................         7,131          --
                                                               --------------  --------------
                                                                 $  150,405      $  108,549
                                                               --------------  --------------
                                                               --------------  --------------

NOTE 12. PROFIT SHARING PLAN:

    During the year ended March 31, 1994, the Company established a 401(k)-Profit Sharing Plan ("the Plan") for all full-time employees with at least six months of service with the Company. Employees may contribute up to 10% of their salary to the Plan and the Company may match the first 3% of salary that the employee contributes to the Plan. The Company suspended the matching of employee contributions as of July 31, 1994.

NOTE 13. EARNINGS PER SHARE:

    In March 1997, the Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the year ended March 31, 1998, because of the Company's net loss. Earnings per share information for prior years has been restated to reflect the new requirements.

    The dilutive effect of all options outstanding has been determined using the treasury stock method. The weighted average shares outstanding is calculated as follows:

                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Basic weighted average shares outstanding..............   4,991,251   4,030,832   3,979,938
Effect of dilutive common equivalent shares............      --         159,935      13,126
                                                         ----------  ----------  ----------
Diluted weighted average shares outstanding............   4,991,251   4,190,767   3,993,064
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

NOTE 13. EARNINGS PER SHARE: (CONTINUED)
    Options to purchase 610,887 shares of common stock at a weighted average exercise price of $3.10 per share were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share because the Company had a net loss for the year, and, therefore, the effect would be antidilutive.

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statements will affect the presentation and disclosure requirements for annual and interim financial statements beginning in fiscal year 1999. The Company expects that the new reporting requirements will not have a material impact on its financial statements.

                                  SCHEDULE II
            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                ADDITIONS
                                                                  BALANCE AT   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND                  END OF
                                                                   OF PERIOD    EXPENSES    WRITE-OFFS     PERIOD
                                                                  -----------  -----------  -----------  -----------
Allowances for Doubtful Accounts:

For Fiscal Year Ended March 31, 1996:...........................   $   4,000    $  33,900    $  21,500    $  16,400

For Fiscal Year Ended March 31, 1997:...........................      16,400       15,000       21,100       10,300

For Fiscal Year Ended March 31, 1998:...........................      10,300       60,000            0       70,300