Form 10-Q
period 1998-06-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1998-08-03
CIK 799485

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998                  Commission File Number: 1-12748
                  -----------------                                      -------


                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                          52-1176514
-------------------------------                        -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


1111 S. Paca Street, Baltimore, Maryland                 21230             2834
------------------------------------------             ---------           ----
(Address of principal executive offices)              (zip code)           (SIC)


                                 (410) 843-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998 and June 30, 1997:

                                                Outstanding at           Outstanding at
                  Class                         June 30, 1998            June 30, 1997
                  -----                         -------------            -------------
Class A Common Stock, $.01 par value             5,288,832                5,119,558
Class B Common Stock, $.01 par value                 -0-                    -0-

Page 1 of 13

                    Chesapeake Biological Laboratories, Inc.
                    ----------------------------------------

                                Table of Contents
                                -----------------

                                                                                           Page
                                                                                           ----

Part I.           Financial Information

         Item 1.           Financial Statements:

                           Consolidated Balance Sheets as of
                             June 30, 1998 and March 31, 1998 . . . . . .  . . .            3

                           Consolidated Statements of Operations for
                             the three months ended June 30, 1998 and
                             1997 . . . . . . . . . . . . . . . . . . . . . .  .            4

                           Consolidated Statement of Changes in
                             Stockholders' Equity for the three months
                             ended June 30, 1998 . . . . . . . . . . . . . . . .            5

                           Consolidated Statements of Cash Flows
                             for the three months ended June 30, 1998
                             and 1997 . . . . . . . . . . . . . . . . . . . . . .           6

                           Notes to Consolidated Financial
                             Statements . . . . . . . . . . . . . . . . . . . . .           7-10



         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations . . . . . . . . . . . . . . . . . . . . .           11


Part II.           Other Information

         Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .           12

         Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .           12

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .           12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                 March 31,
ASSETS                                                                  1998                       1998
------                                                               -----------                ----------
CURRENT ASSETS:                                                      (Unaudited)                (Audited)

  Cash and cash equivalents                                         $  2,970,830              $  3,041,705
  Restricted cash                                                        350,000                   350,000
  Accounts receivable, net                                               747,051                 1,259,560
  Inventories                                                            865,897                   524,996
  Prepaid expenses                                                       355,527                   404,696
  Deferred tax asset                                                     353,297                    92,208
  Interest receivable                                                     11,465                    18,817
                                                                      ----------                ----------
    Total current assets                                               5,654,067                 5,691,982
PROPERTY AND EQUIPMENT, net                                           10,062,256                 9,428,831
BOND FUNDS HELD BY TRUSTEE                                               441,474                   778,454
DEFERRED FINANCING COSTS                                                 342,642                   344,021
OTHER ASSETS                                                              76,272                    69,912
                                                                      ----------                ----------
    Total assets                                                     $16,576,711               $16,313,200
                                                                      ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                             $    428,405              $    223,481
  Line of credit                                                         338,357                       ---
  Current portion of long term debt                                      386,860                   389,547
  Current portion capital lease obligations                               21,436                    28,098
  Deferred revenue                                                       309,888                   177,593
                                                                      ----------                ----------
    Total current liabilities                                          1,484,946                   818,719

LONG TERM LIABILITIES:

  Long term debt, net of current portion                               8,280,184                 8,283,102
  Capital lease obligations, net of current portion                          ---                       854
  Deferred rent                                                           15,006                    22,523
  Deferred tax liability                                                 124,084                   124,084
                                                                       ---------                 ---------
    Total liabilities                                                  9,904,220                 9,249,282
                                                                       ---------                 ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Class A Common Stock, par value $.01 per share;
    8,000,000 shares authorized; 5,288,832 and
    5,276,195 shares issued and outstanding                               52,888                    52,762
  Class B Common Stock, par value $.01 per share;
    2,000,000 shares authorized; no shares issued
    and outstanding                                                          ---                       ---
  Additional paid-in capital                                           7,369,121                 7,369,039
  Accumulated deficit                                                   (749,518)                 (357,883)
                                                                      ----------                ----------
    Total stockholders' equity                                         6,672,491                 7,063,918
                                                                      ----------                ----------
    Total liabilities and stockholders' equity                       $16,576,711               $16,313,200
                                                                      ----------                ----------
                                                                      ----------                ----------



 The accompanying notes are an integral part of these consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                     June 30,
                                                     ---------------------------------------
                                                         1998                       1997
                                                         ----                       ----
                                                      (Unaudited)                (Unaudited)


OPERATING REVENUE                                    $  1,117,172              $  1,716,595

COST OF REVENUE                                         1,172,044                 1,346,257
                                                        ---------                 ---------
GROSS (LOSS) PROFIT                                       (54,872)                  370,338


OPERATING EXPENSES

  General and administrative                              372,550                   384,001
  Selling                                                 247,063                   126,103
  Research and development                                    ---                    26,703
                                                        ---------                 ---------
    Loss from operations                                 (674,485)                 (166,469)


INTEREST INCOME, net                                       21,761                    46,931
                                                        ---------                 ---------
  Loss before benefit from income taxes                  (652,724)                 (119,538)




BENEFIT FROM INCOME TAXES                                 261,089                   44,229
                                                        ---------                 ---------
NET LOSS                                             $   (391,635)             $   (75,309)
                                                        ---------                 ---------
                                                        ---------                 ---------



LOSS PER COMMON AND COMMON
EQUIVALENT SHARE:
  Basic
      Net Loss                                        $     (0.07)             $     (0.02)
                                                        ---------                 ---------
                                                        ---------                 ---------
  Diluted
      Net Loss                                        $     (0.07)             $     (0.02)
                                                        ---------                 ---------
                                                        ---------                 ---------

WEIGHTED AVERAGE COMMON
COMMON OUTSTANDING

  Basic                                                 5,282,487                 4,318,390
                                                        ---------                 ---------
                                                        ---------                 ---------


  Diluted                                               5,282,487                 4,318,390
                                                        ---------                 ---------
                                                        ---------                 ---------


  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                                              Additional            Accumulated
                                       Shares            Par Value         Paid-In Capital            Deficit             Total
----------------------                ---------       -------------         -----------           ---------------       -----------
BALANCE, March 31, 1998               5,276,195       $      52,762         $ 7,369,039           $     (357,883)       $ 7,063,918


Issuance of shares pursuant to
   exercise of stock options             12,637                 126                  82                      ---                208


Net loss                                    ---                 ---                 ---                 (391,635)          (391,635)
----------------------                ---------       -------------         -----------           ---------------       -----------
BALANCE, June 30, 1998                5,288,832       $      52,888         $ 7,369,121           $     (749,518)       $ 6,672,491
----------------------                ---------       -------------         -----------           ---------------       -----------
----------------------                ---------       -------------         -----------           ---------------       -----------



   The accompanying notes are an integral part of this consolidated statement.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1998                   1997
                                                                     (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $   (391,635)          $   (75,309)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
  Depreciation and amortization                                           81,885                92,286
  Deferred income taxes                                                 (261,089)                  ---
  Decrease (increase) in accounts receivable                             512,509              (383,073)
  (Increase) decrease in inventories                                    (340,901)              283,639
  Decrease  in prepaid expenses                                           49,169                34,393
  Decrease (increase) in interest receivable                               7,352                (3,712)
  Increase in other assets                                                (6,360)              (32,527)
  Increase (decrease) in accounts payable
    and accrued expenses                                                 204,924              (113,919)
  Increase (decrease) in deferred revenue                                132,295                (5,075)
  Decrease in deferred rent                                               (7,517)               (7,517)
                                                                     -----------           -----------
    Net used in operating activities                                     (19,368)             (210,814)
                                                                     -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (713,931)           (1,018,824)
  Decrease in bond funds held by Trustee                                 336,980               966,343
                                                                     -----------           -----------
    Net cash used in investing activities                               (376,951)              (52,481)
                                                                     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from short term borrowings net                                338,357                   ---
  Repayments of long term debt                                            (5,605)               (5,605)
  Repayments of capital lease obligations                                 (7,516)               (7,387)
  Net proceeds from sale of stock                                            208             3,228,128
                                                                     -----------           -----------

    Net cash provided by financing activities                            325,444             3,215,136
                                                                     -----------           -----------

 (Decrease) increase in cash and cash equivalents                        (70,875)            2,951,841

CASH AND CASH EQUIVALENTS,
  beginning of period                                                  3,041,705             1,432,944
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 2,970,830           $ 4,384,785
                                                                     -----------           -----------
                                                                     -----------           -----------


CASH PAID DURING THE PERIOD FOR:
  Interest                                                           $    38,071           $    20,445
  Income taxes                                                       $       ---           $       ---



  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:
    -------------

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

2.  Summary of Significant Accounting Policies:
    -------------------------------------------

    Principles of Consolidation
    ---------------------------

    The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corp.

    Accounts Receivable
    -------------------

    Accounts receivable are stated net of allowances for doubtful accounts of $62,457 and $70,300 as of June 30, 1998 and March 31, 1998, respectively.

    Inventories
    -----------

    Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market, determined under the first-in, first-out (FIFO) method.

    Property and Equipment
    ----------------------

    Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease.

    Cash and Cash Equivalents
    -------------------------

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

    Revenue Recognition
    -------------------

    The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenues represent deposits normally required of customers with development products.

    Income Taxes
    ------------

    Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Stock Option Plans
      ------------------

    The Company accounts for its stock-option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price.

    Use of Estimates
    ----------------

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

3.  Concentrations of Credit Risk/Significant Customers:
    ----------------------------------------------------

    The Company's customers span the range of the pharmaceutical and medical device industries. For many customers, the Company requires an up-front payment on orders. There are some recurring customers, however, for which CBL has waived that practice.

    The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of VitraxTM originally expired in February 1997. Subsequent thereto, an agreement was reached between CBL and Allergan which called for the production of VitraxTM through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan was relieved of any obligation to purchase VitraxTM exclusively from the Company. In September 1997, the Company made its final shipment of VitraxTM to Allergan and no further shipments have been made and no further revenues are expected from Allergan relative to VitraxTM.

    The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts, 11 new customers were added during the fiscal year 1998. However, there can be no assurance that the Company's annual results will not be dependent upon the performance of a few large projects.

4.  Inventories:
    ------------

    Inventories consist of the following:

                                       June 30,               March 31,
                                         1998                   1998
                                       ---------             -----------

    Raw materials                      $ 322,946             $ 280,344
    Work-in-process                      542,951               244,652
    Finished goods                            --                    --
                                       ---------             ---------
                                       $ 865,897             $ 524,996
                                       ---------             ---------
                                       ---------             ---------



5.  Leases:
    -------

    In December 1993, the Company entered into a non-cancelable operating lease agreement for what was then a second facility in Owings Mills, Maryland to house its corporate offices, warehousing, shipping and receiving

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The Company's Seton Business Park facility is primarily used for experimental development and production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewal terms of two years each. Related rental payments for the three months ended June 30, 1998 and 1997, were $59,142 and $59,142, respectively. The operating lease agreement for the Seton Business Park facility contains terms which feature reduced rental payments in the early years and increased payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

    During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. In addition, in fiscal year 1997, the Company entered into several operating leases that expire during fiscal year 2001.

    On April 14, 1998, the Company exercised the right to renew the lease of its Seton facility. The lease now expires on December 31, 2000, and may, at the Company's option, be renewed again for another two year period thereafter.

6.  Long Term Debt:
    ---------------

    In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company has renovated to provide CBL with office, warehouse and pharmaceutical manufacturing space. The Company successfully completed the initial FDA general facility inspection on this commercial production facility in July, 1998. The Company is actively seeking opportunities and customer contracts to utilize these FDA approved expanded capabilities. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority, and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan from the City of Baltimore has an interest rate which is fixed at 6.5%. The bonds are variable rate, tax-exempt and may be converted to a fixed rate.

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

    Under the documentation applicable to the Bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and a current ratio, all as defined and established in the applicable documents. The documentation applicable to the Bond financing includes several additional covenants, including a ceiling on capital expenditures and a limitation on the incurrence of other indebtedness, as defined and established therein. During fiscal year 1998, and subsequent thereto, the Company and the Bank agreed to modify certain of the ratios and balances provided for under the Bond financing documentation, and the Bank agreed to waive through April 1, 1999, the requirement that the Company maintain a certain EBITDA ratio, which was not otherwise met as of

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    June 30, 1998. As of June 30, 1998, the Company was in compliance with all of the other ratios and balances required to be maintained under the terms of the Bond financing documentation.

    Other long term debt as of June 30, 1998, consists of loans for a truck and various equipment. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

7.  Earnings per share:
    -------------------

    In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic and diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the three months ended June 30, 1998, because of the Company's net loss. Earnings per share information for the prior quarter has been restated to reflect the new requirements.

8.  New accounting pronouncements:
    ------------------------------

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

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Results of Operations

The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

        Three months ended June 30, 1998 and 1997.

        Operating revenues were $1,117,000 for the three months ended June 30, 1998, as compared to $1,717,000 for the comparable quarter in the prior year. The decrease was attributed to the elimination of sales to Allergan which accounted for $618,000 in sales for the same quarter in the prior year.

        Gross profit for the quarter was a loss of $55,000 as compared to a gross profit of $370,000 for the same quarter last year. This decrease in gross profit is primarily attributable to the decrease in operating revenues and the increase in operating costs associated with the Company's recently completed pharmaceutical production and warehouse space, located at the Camden Industrial Park, Baltimore, Maryland. Included among the operating costs associated with the new Camden facility were the costs necessarily incurred to maintain the pharmaceutical production facility in a state of operational readiness in connection with validation and FDA inspection, which was successfully completed on July 8, 1998. Excluding operating costs associated with the new facility would result, on an adjusted basis, in a positive gross margin of 25% for the quarter ended June 30, 1998, as compared to an actual gross margin of 27% for the same quarter in the prior year.

        Quarterly sales and marketing expenses of $247,000 for the quarter were up $121,000 as compared to the same quarter last year. This increase is primarily the result of $71,000 in expenses incurred in connection with reorganization of the Company's Sales and Marketing Department, and an increased focus on marketing and advertising programs. General and Administrative expenses were down 3% for the quarter compared to the same quarter last year.

        The $674,000 in operating loss for the three months ended June 30, 1998, compares to a $166,000 operating loss for the comparable quarter in the prior year. This loss is the direct result of the decreased revenues and the operating expenses associated with the Camden facility which generated no revenue as it was being validated and inspected during the period.

        Other income of $22,000 for the three months ended June 30, 1998, compares to $47,000 of other income for the comparable quarter in the prior year. Interest income on the proceeds from the June 1997, follow-on public equity offering was the primary source of the other income for the three months ended June 30, 1998.


Financial Condition and Liquidity
---------------------------------

        On June 30, 1998, CBL had cash and cash equivalents of $2,971,000 compared to $3,042,000 at March 31, 1998. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Camden production facility. In addition, and not included in the above sums, $441,000 was held at June 30, 1998, by the Bond Trustee, under the Trust Indenture entered into in connection with the bond financing. These funds are held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to defray the continuing costs of renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of Maryland and there was an outstanding balance of $338,000 at June 30, 1998.

        Net cash used in the operating activities of $19,000 for the three months ended June 30, 1998, was primarily the result of the net loss for the period and increase in deferred income taxes which was offset in part by decreases in accounts receivables and prepaid expenses. This compares to net cash used in operating activities for the comparable period in the prior year of $211,000. Net cash used in investing activities of $377,000 for the three months ended June 30, 1998, was a direct result of the final validation and completion of the FDA approved Camden production facility offset in part by disbursements from the bond fund Trustee. This compares to net cash used in investing activities for the comparable period in the prior year of $53,000. Net cash provided by financing activities of $325,000 for the three months ended June 30, 1998 was comprised primarily of short term borrowings from the Company's revolving Line of Credit. This compares to the net cash provided by financing activities for the comparable period in the prior year of $3,215,000. Cash provided by financing activities in the previous year is a direct result of the Company's follow-on public offering of Class A Common Stock.

Year 2000 Issue
---------------

        In conjunction with the Company' expansion of its commercial production facility, the Company plans to upgrade both its computer hardware and software. Management believes the software upgrade will resolve the Year 2000 issue for the Company. An independent consultant's study of the Company's current information technology status and recommended changes is nearing completion. The study is recommending installation of commercially available software packages. Installation of critical modules is expected to be completed by late 1998. The software packages under review have been upgraded to handle the Year 2000 by the software provider. Time-sensitive internal programs have been reviewed and will require only minor modifications to resolve the Year 2000 issue.

Statements Regarding Forward-Looking Disclosure
-----------------------------------------------

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

Part II.     Other Information

Item 1.           Legal Proceedings
                  -----------------

                  None

Item 5.           Other Information
                  -----------------

                  The Annual Meeting of Stockholders of the Company was held on July 9, 1998, at 10:00 a.m. at the offices of the Company located at 1111 S. Paca Street, Baltimore, Maryland 21230. At the Annual Meeting of Stockholders, the only action taken by the stockholders was the election of six (6) persons to serve as directors of the Company until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. These six persons, who constitute the entire Board of Directors of the Corporation, are Narlin B. Beaty, Regis F. Burke, Harvey L. Miller, Thomas P. Rice, William P. Tew and John C. Weiss, III. Thomas C. Mendelsohn, who had served as Director of the Company since 1991, and had been nominated for re-election, resigned from the Board of Directors effective July 7, 1998, and withdrew his name from the ballot and is no longer associated with the Company as a director, officer or employee.

                  Subsequent to The Annual Meeting of Stockholders of the Company, the Board of Directors elected Robert J. Mello, Ph.D. as Secretary of the Corporation. Dr. Mello, Vice President of Quality and Regulatory Affairs since rejoining the Company in 1994, holds a Ph.D. degree in Biochemistry from the Johns Hopkins University School of Medicine. Dr. Mello had been with the Company for ten years before joining Lederle Laboratories in 1992 as Manager, Validation Services. During his ten years with the Company, Dr. Mello served originally as Director of Research and Development and then as Director, Quality Assurance and Regulatory Affairs, and as Secretary.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a.       Exhibits:
                                27 - Financial Data Schedule

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

                                                  CHESAPEAKE BIOLOGICAL
                                                  LABORATORIES, INC.
                                                  ---------------------------
                                                           Registrant


DATE: 8/3/98                             By: /s/ John C. Weiss, III
-------------                                 --------------------------------
                                                  John C. Weiss, III
                                                  President


DATE: 8/3/98                             By: /s/ Robert J. Mello
-------------                                 --------------------------------
                                                  Robert J. Mello
                                                  Secretary