Form 10-Q
period 1998-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1998-11-04
CIK 799485

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998             Commission File Number: 1-12748
                  ------------------                                     -------


                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Maryland                                               52-1176514
    -----------------------------------------------------------------
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                         Identification No.)



1111 S. Paca Street, Baltimore, Maryland           21230                  2834
------------------------------------------       ----------------------   ----
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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998 and September 30, 1997:
      -----------------------------------------


                                                  Outstanding at          Outstanding at
                    Class                       September 30, 1998      September 30, 1997
                    -----                       ------------------      ------------------
   Class A Common Stock, $.01 par value                  5,328,290               5,216,225
   Class B Common Stock, $.01 par value                     -0-                     -0-

                    Chesapeake Biological Laboratories, Inc.

                                Table of Contents


                                                                                   Page
                                                                                   ----
Part I.  Financial Information

         Item 1.  Financial Statements:

                         Consolidated Balance Sheets as of
                           September 30, 1998 and March 31, 1998 . . . . . . .       3

                         Consolidated Statements of Operations for
                           the three and six months ended September 30, 1998
                           and  1997 . . . . . . . . . . . . . . . . . . . . .       4

                         Consolidated Statement of Changes in
                           Stockholders' Equity for the six months
                           ended September 30, 1998 . . . . . . . . . . . . . .      5

                         Consolidated Statements of Cash Flows
                           for the six months ended September 30, 1998
                           and 1997 . . . . . . . . . . . . . . . . . . . . . .      6

                         Notes to Consolidated Financial
                           Statements . . . . . . . . . . . . . . . . . . . . .      7-10



         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . .     11-13


Part II.  Other Information

         Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     13

         Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .     13

         Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .     13


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                       September 30, 1998   March 31, 1998
                                                                                 (Unaudited)         (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  2,250,610      $  3,041,705
   Restricted cash                                                                    350,000           350,000
   Accounts receivable, net                                                           851,712         1,259,560
   Inventories                                                                        675,646           524,996
   Prepaid expenses                                                                   484,452           404,696
   Deferred tax asset                                                                 536,145            92,208
   Interest receivable                                                                 13,555            18,817
                                                                                -------------    --------------
     Total current assets                                                           5,162,120         5,691,982

PROPERTY AND EQUIPMENT, net                                                        10,199,963         9,428,831
BOND FUNDS HELD BY TRUSTEE                                                            264,511           778,454
DEFERRED FINANCING COSTS                                                              339,781           344,021
OTHER ASSETS                                                                          157,062            69,912
                                                                                -------------    --------------
     Total assets                                                                $ 16,123,437      $ 16,313,200
                                                                                -------------    --------------
                                                                                -------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $    330,850      $    223,481
   Line of credit                                                                     219,462                --
   Current portion of long term debt                                                  710,227           389,547
   Current portion of  capital lease obligations                                       13,082            28,098
   Deferred revenue                                                                   353,801           177,593
                                                                                -------------    --------------
      Total current liabilities                                                     1,627,422           818,719

LONG TERM LIABILITIES:
   Long term debt, net of current portion                                           7,951,212         8,283,102
   Capital lease obligations, net of current portion                                       --               854
   Deferred rent                                                                        7,489            22,523
   Deferred tax liability                                                             124,084           124,084
                                                                                -------------    --------------
      Total liabilities                                                             9,710,207         9,249,282
                                                                                -------------    --------------
COMMITMENTS AND CONTINGENCIES                                                              --                --

STOCKHOLDERS' EQUITY:
   Class A common stock, par value $.01 per share;
      8,000,000 shares authorized; 5,328,290 and
      5,276,195 shares issued and outstanding                                          53,283            52,762
   Class B common stock, par value $.01 per share;
      2,000,000 shares authorized; no shares issued
      and outstanding                                                                      --                --
   Additional paid-in capital                                                       7,383,736         7,369,039
   Accumulated deficit                                                             (1,023,789)         (357,883)
                                                                                -------------    --------------
Total stockholders' equity                                                          6,413,230         7,063,918
                                                                                -------------    --------------
Total liabilities and stockholders' equity                                       $ 16,123,437      $ 16,313,200
                                                                                -------------    --------------
                                                                                -------------    --------------




              The accompanying notes are an integral part
                 of these consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended              Six Months Ended
                                                   September 30,                  September 30,
                                                ------------------         -------------------------
                                                1998          1997           1998          1997
                                                ----          -----          ----          ----
                                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

OPERATING REVENUE                          $  2,282,696   $  1,745,265    $   3,399,868   $  3,461,860

COST OF REVENUE                               2,018,512      1,328,117        3,184,328      2,674,374
                                           -------------  -------------   --------------  -------------

GROSS PROFIT                                    264,184        417,148          215,540        787,486

OPERATING EXPENSES:

  General and administrative                    462,896        368,342          834,754        752,343
  Selling                                       211,299        167,956          458,362        294,059
  Research and development                           --         13,036               --         39,739
                                           -------------  -------------   --------------  -------------
    Loss from operations                       (410,011)      (132,186)      (1,077,576)      (298,655)

OTHER (EXPENSE) INCOME
  Interest and other expense                   (101,075)       (38,176)        (146,065)       (72,954)
  Interest and other income                      53,967        118,304          113,798        200,013
                                           -------------  -------------   --------------  -------------
Loss before benefit from income taxes          (457,119)       (52,058)      (1,109,843)      (171,596)


BENEFIT FROM INCOME TAXES                       182,848         19,262          443,937         63,491
                                           -------------  -------------   --------------  -------------
NET LOSS                                   $   (274,271)  $    (32,796)   $    (665,906)  $   (108,105)
                                           -------------  -------------   --------------  -------------
                                           -------------  -------------   --------------  -------------
LOSS PER COMMON AND COMMON
EQUIVALENT SHARE:
  Basic
      Net Loss                             $      (0.05)  $      (0.01)   $       (0.13)  $      (0.02)
  Diluted
      Net Loss                             $      (0.05)  $      (0.01)   $       (0.13)  $      (0.02)
WEIGHTED AVERAGE COMMON
COMMON OUTSTANDING

  Basic                                        5,321,500      5,180,217        5,302,100      4,750,573

  Diluted                                      5,321,500      5,180,217        5,302,100      4,750,573


  The accompanying notes are an integral part of these consolidated statements

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                        Additional         Accumulated
                                     Shares          Par Value       Paid-In Capital         Deficit              Total
                                  -------------    --------------    ---------------     ---------------    ---------------

BALANCE, March 31, 1998               5,276,195       $ 52,762         $ 7,369,039         $   (357,883)        $ 7,063,918


Issuance of shares pursuant to
   exercise of stock options             52,095            521              14,697                   --              15,218

et loss                                     --             --                  --             (665,906)           (665,906)
                                     ----------       --------         -----------         -------------        -----------

BALANCE, September 30, 1998           5,328,290       $ 53,283         $ 7,383,736         $ (1,023,789)        $ 6,413,230
                                     ----------       --------         -----------         -------------        -----------
                                     ----------       --------         -----------         -------------        -----------


   The accompanying notes are an integral part of this consolidated statement.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                             1998              1997
                                                                             ----              ----
                                                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (665,906)       $  (108,105)
Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                             201,886            177,246
  Deferred income taxes                                                    (443,937)               ---
  Decrease (increase) in accounts receivable                                407,848           (636,201)
  (Increase) decrease in inventories                                       (150,650)           273,609
  Increase  in prepaid expenses                                             (79,756)            (6,987)
  Decrease (increase) in interest receivable                                  5,262            (19,156)
  Increase in other assets                                                  (87,150)            (6,060)
  Increase (decrease) in accounts payable
      and accrued expenses                                                  107,369           (195,321)
  Increase in deferred revenue                                              176,208             82,692
  Decrease in deferred rent                                                 (15,034)           (15,034)
                                                                         -----------      -------------
     Net used in operating activities                                      (543,860)         (453, 317)
                                                                         -----------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (968,778)        (2,781,190)
  Decrease in bond funds held by Trustee                                    513,943          2,419,200
                                                                         -----------      -------------
     Net cash used in investing activities                                 (454,835)          (361,990)
                                                                         -----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short term borrowings net                                   219,462                ---
  Repayments of long term debt                                              (11,210)           (11,210)
  Repayments of capital lease obligations                                   (15,870)           (14,803)
  Net proceeds from sales of stock                                           15,218          3,374,132
                                                                         -----------      -------------
     Net cash provided by financing activities                              207,600          3,348,119
                                                                         -----------      -------------
(Decrease) increase in cash and cash equivalents                           (791,095)         2,532,812

CASH AND CASH EQUIVALENTS,
  beginning of period                                                     3,041,705          1,432,944
                                                                         -----------      -------------
CASH AND CASH EQUIVALENTS, end of period                                $ 2,250,610        $ 3,965,756
                                                                         -----------      -------------
                                                                         -----------      -------------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                              $   144,896        $    55,625
                                                                         -----------      -------------
                                                                         -----------      -------------

  Income taxes                                                          $        --        $     1,300
                                                                         -----------      -------------
                                                                         -----------      -------------


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

        Accounts Receivable

        Accounts receivable are stated net of allowances for doubtful accounts of $67,727 and $70,300 as of September 30, 1998 and March 31, 1998,
        respectively.

        Inventories

        Inventories consist of raw materials and work-in-process which are stated at the lower of cost or market, determined under the first-in, first-out (FIFO) method.

        Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease.

        Cash and Cash Equivalents

        Cash and cash equivalents include amounts invested in securities with maturities of three months or less which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by the First Union National Bank (the "Bank") as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with the Bank (see Note 6).

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

        Reclassification

        Certain prior period balances have been reclassified to conform with current period presentation.

3.      Concentrations of Credit Risk/Significant Customers:

        The Company's customers span the range of the pharmaceutical and medical device industries. For many customers, the Company requires an up-front payment on orders. There are some recurring customers, however, for which CBL has waived that practice.

        The contract manufacturing agreement between the Company and Allergan Botox, Ltd. ("Allergan") for the production of Vitrax-TM- originally expired in February 1997. Subsequent thereto, an agreement was reached between CBL and Allergan which called for the production of Vitrax-TM-through December 31, 1997, on modified terms using active ingredients supplied by Allergan, rather than active ingredients manufactured by CBL. In addition, Allergan was relieved of any obligation to purchase Vitrax-TM- exclusively from the Company. In September 1997, the Company made its final shipment of Vitrax-TM- to Allergan and no further shipments have been made and no further revenues are expected from Allergan relative to Vitrax-TM-.

        The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts, eleven new customers were added during fiscal year 1998. Fourteen new customers have been added thus far this fiscal year to CBL's client portfolio. However, there can be no assurance that the Company's annual results will not be dependent upon the performance of a few large projects.

4.      Inventories:

        Inventories consist of the following:

                                      September 30, 1998          March 31, 1998
                                      ------------------          --------------
            Raw materials                   $ 260,431                $ 280,344
            Work-in-process                   415,215                  244,652
                                            ---------                ---------
                                            $ 675,646                $ 524,996
                                            ---------                ---------
                                            ---------                ---------

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Leases:

        The Company's Seton Business Park facility is primarily used for experimental development and production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewal terms of two years each. Related rental payments for the six months ended September 30, 1998 and 1997, were $118,284 for both periods. The operating lease agreement for the Seton Business Park facility contains terms which feature reduced rental payments in the early years and increased payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense is approximately $192,000.

        During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. Additionally, during fiscal years 1997 and 1998, the Company entered into several operating leases that expire throughout fiscal years 2001 through 2003.

        On April 14, 1998, the Company exercised the right to renew the lease of its Seton facility. The lease now expires on December 31, 2000, and may, at the Company's option, be renewed again for another two year period thereafter.

6.      Long Term Debt:

        In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company has renovated to provide CBL with office, warehouse and pharmaceutical manufacturing space. The Company successfully completed the initial FDA general facility inspection on this commercial production facility in July 1998. The Company is actively seeking opportunities and customer contracts to utilize these FDA approved expanded capabilities. The purchase and renovation costs were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority (MIDFA), and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan from the City of Baltimore has an interest rate which is fixed at 6.5%. The bonds are variable rate and may be converted to a fixed rate. At September 30, 1998 the Bonds were tax-exempt.

        The Company has also entered into an interest rate agreement with First Union National Bank to reduce the potential impact of the variable interest rates on the bonds. This agreement results in a maximum interest rate on the bonds of 5.51% as long as the Bonds remain tax-exempt, and relates to $6 million of the outstanding bonds. The agreement became effective in November 1996 and will expire in November 2003.

        The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank (the "Bank"), in amounts up to $7,280,000. A Letter of Credit fee of 1.125% is paid annually to the Bank. Interest is payable quarterly, commencing February 1, 1997, and principal portions of the bonds are subject to redemption, in part, commencing November 1998, in accordance with a schedule set forth in the bonds. The Maturity Date is August 1, 2018. The loan from the City of Baltimore requires interest only payments for the first two years, and monthly principal and interest payments due thereafter through November 2016.

        The Company is in the process of converting the $7,000,000 MIDFA Bonds from a tax-exempt to a taxable bond. This will eliminate the capital expenditure restriction associated with the tax-exempt bonds. The increase in the interest rate associated with the Bond conversion will approximate 1.5% per annum.

        Under the documentation applicable to the Bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and a current ratio, all as defined and established in the applicable documents. The documentation applicable to the Bond financing includes several additional covenants, including a ceiling on capital expenditures and a limitation on the incurrence of other indebtedness, as defined and established therein. During fiscal year 1998, and subsequent thereto, the Company and the Bank agreed to

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        modify certain ratios and balances provided for under the Bond financing documentation, and the Bank agreed to waive through April 1, 1999, the requirement that the Company maintain a certain EBITDA ratio. As of September 30, 1998, the Company was in compliance with all of the other ratios and balances required to be maintained under the terms of the Bond financing documentation, as amended.

        Other long term debt as of September 30, 1998, consists of loans for a truck and various equipment. The truck loan bears interest at 6.9% and is repayable through December 8, 1998, in equal monthly installments. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

7.      Earnings per share:

        In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic and diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the six months ended September 30, 1998, because of the Company's net loss. Earnings per share information for the prior quarter has been restated to reflect the new requirements.

8. New accounting pronouncements:

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted as a cumulative catch-up. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operation.

        During March 1998, the American Institute of Certified Public Accountants issues Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devoted time to the internal-use computer software project (to the extent of the time spent directly on the project); and the interest costs incurred when developing computer software for internal use should be capitalized.

        Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after Dec 15, 1998 and is to be adopted prospectively. Management does not believe that the adoption of SOP 98-1 will have a material affect on the Company's financial condition or results of operations.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      Management Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

        Six months ended September 30, 1998 and 1997.

        During 1998, the Company successfully completed the initial cGMP validation and FDA inspection of the Company's new 71,000 square foot pharmaceutical manufacturing facility located at the Camden Industrial Park, Baltimore, Maryland. As a result of the completion, the Company's business capabilities have expanded significantly to include larger scale commercial pharmaceutical production at the Camden facility. The services offered at the new Camden facility complement the process development and smaller scale pharmaceutical production as historically conducted at the company's 15,000 square foot cGMP facility which continues to operate at the Seton Business Park, also in Baltimore, Maryland.

        Revenues for the second quarter increased 31% to $2,283,000 compared to $1,745,000 for the second quarter last year. Year to date revenues of $3,400,000, which do not include any sales to Allergan, were less than 2% under the revenues as compared to the same period last year. Excluding prior year sales related to the expired Allergan contract manufacturing agreement between the Company and Allergan, sales for the second quarter this year reflect a 65% increase, and year to date sales this year reflect a 37% increase when compared to the corresponding period last year. Operations of the Company's Seton Business Park facility accounted for 94% of second quarter and 96% of year to date revenues, as the expanded capabilities of the Company's new Camden facility have initially been utilized to only a limited degree.

        CBL hired two experienced pharmaceutical sales representatives during the quarter ended September 30, 1998, and CBL continues to work diligently to increase and diversify its customer portfolio and to expand its business from existing customers, particularly in the area of larger scale clinical trial and commercial pharmaceutical production at the Camden facility. The Company believes that the decision of ten of its new customers to contract for product development and smaller scale production at Seton is attributable, at least in part, to the Company's ability to offer larger scale, commercial manufacturing capabilities at Camden at a later date, when the customer's product moves from the development stage into clinical trial and full scale commercial production.

        Second quarter results for the Company's product development and smaller scale pharmaceutical production business conducted at the Seton facility reflect a gross margin of 38%, as compared to 31% for the comparable period last year. Due to the expenses incurred in connection with the successful establishment, validation and FDA cGMP inspection of the Camden facility, the Company's overall gross profit was $264,000 for the second quarter this year as compared to an overall gross profit of $417,000 for the corresponding period last year. The year to date gross margin attributable to Seton operations was also 38% of revenues, reflecting an increase from 29% for the corresponding period last year. Again due to the Camden facility start-up expenses, the overall gross profit for the six month period ended September 30, 1998 was $216,000 as compared to $788,000 for the comparable period last year.

        As also expected, operating expenses during the three and six month periods ended September 30, 1998 increased, largely as a result in the increase expenses associated with start-up of the Camden facility. Operating expenses increased $125,000 for the for the second quarter, with a 67% of the increase attributable to the establishment, validation, and FDA cGMP inspection of the Camden facility. Operating expenses increased $207,000 for the six month period ended September 30, 1998, as compared to the corresponding period last year, with 91% of the increase attributable to the Camden facility.

        Operating income related to the Seton facility of $297,000 was up $240,000 or 420% for the quarter compared to the prior year. However, due to expenses related to the Camden facility, CBL experienced an overall operating loss of $410,000. This loss compares to the total operating loss of $132,000 for the quarter in the prior year. For the six month period the Seton facility operating income of $255,000 was 155% over the prior year's six month results. Overall, CBL incurred an operating loss of $1,077,000 largely as a result of the expenses associated with the establishment, validation and FDA cGMP inspection of the

Camden facility.

        Other expenses were $47,000 for the quarter compared to other income of $80,000 for the comparable period last year. The change reflects the reduction in interest income as the bond funds secured in November 1996 were drawn down to pay the construction and validation costs of the Camden facility.

Financial Condition and Liquidity

        On September 30, 1998, CBL had cash and cash equivalents of $2,251,000 compared to $3,042,000 at March 31, 1998. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were and are being used by the Company to finance a portion of the purchase price and the renovation and equipping of the Company's new commercial production facility located at the Camden Industrial Park, Baltimore, Maryland. In addition, and not included in the above sums, $265,000 was held at September 30, 1998, by the Bond Trustee, under the Trust Indenture entered into in connection with the bond financing. These funds were held by the Trustee pending disbursement, subject and pursuant to the terms of the financing documents, to defray the continuing costs of renovation and equipping of the Camden Industrial Park facility. These funds have since been released. The Company is in the process of converting the $7,000,000 tax-exempt MIDFA Bonds to a taxable bond. This will eliminate the capital expenditure restriction associated with the tax-exempt bonds. The increase in the interest associated with the Bond conversion will approximate 1.5% per annum. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank and there was an outstanding balance of $219,000 at September 30, 1998.

        Net cash used in the operating activities of $544,000 for the six months ended September 30, 1998, was primarily the result of the net loss for the period an increase in deferred income taxes which was offset in part by decreases in accounts receivable. This compares to net cash used in operating activities for the comparable period in the prior year of $453,000 which was primarily due to the net loss and an increase in accounts receivable. Net cash used in investing activities of $455,000 for the six months ended September 30, 1998, was a direct result of the final validation and completion of the FDA approved Camden production facility offset in part by disbursements from the bond Trustee. This compares to net cash used in investing activities for the comparable period in the prior year of $362,000 which was due to purchases of property and equipment offset by funds released by the trustee. Net cash provided by financing activities of $208,000 for the six months ended September 30, 1998, was comprised primarily of short term borrowings from the Company's revolving Line of Credit. This compares to the net cash provided by financing activities for the comparable period in the prior year of $3,348,000, which was comprised largely of proceeds from the Company's follow-on public offering of Class A Common Stock.

New accounting pronouncements:

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted as a cumulative catch- up. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operation.

Year 2000 Issue

        In conjunction with the Company's expansion of its commercial production capabilities, the Company is upgrading both its computer hardware and software. Management believes the software upgrade will resolve the Year 2000 (Y2K) issue for the Company. An independent consultant studied the Company's information technology status and recommended changes. The study recommended installation of commercially available software packages. Installation of critical modules is in process and is expected to be completed by late 1998. The software packages being installed have been upgraded by the software provider to address the Year 2000 issue. Time-sensitive internal programs have been reviewed and will require only minor modifications, at nominal cost, to resolve the Year 2000 issue.

        In addition, CBL has initiated a process of requesting critical suppliers to report the status of the Y2K compliance of their information technology systems. Due to the nature of CBL's business it is unlikely that a customer with a Y2K problem would adversely effect CBL to any significant degree. Also, CBL does not expect to be dependent on one customer or a small group of customers which limits CBL's exposure if some customers have not resolved their Y2K problems. After CBL's current information technology upgrade is complete the Company plans to assess and address any contingency issues.

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

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                                         CHESAPEAKE BIOLOGICAL
                                                         LABORATORIES, INC.
                                                         ------------------
                                                         Registrant


DATE: 11/04/98                                  By:   /s/ John C. Weiss, III
      --------                                        ----------------------
                                                          John C. Weiss, III
                                                          President


DATE: 11/04/98                                  By:   /s/ Robert J. Mello
      --------                                        ----------------------
                                                          Robert J. Mello
                                                          Secretary