Form 10-Q
period 1998-12-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1999-02-11
CIK 799485

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended DECEMBER 31, 1998       Commission File Number: 1-12748
                  -----------------                               -------


           CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
         --------------------------------------------------------
           (Exact name of registrant as specified in its charter)



    MARYLAND                                       52-1176514
-----------------------------------------------------------------------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                   Identification No.)



1111 S. PACA STREET, BALTIMORE, MARYLAND      21230                      2834
------------------------------------------  -------------------------  --------
(Address of principal executive offices)      (zip code)                (SIC)


                                            (410) 843-5000
                            ---------------------------------------------------
                           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      ---        ---

The number of shares outstanding of each of the issuer's classes of common stock as of DECEMBER 31, 1998 AND DECEMBER 31, 1997:

                                       OUTSTANDING AT        OUTSTANDING AT
           CLASS                      DECEMBER 31, 1998     DECEMBER 31, 1997
           -----                      -----------------    -----------------

Class A Common Stock, $.01 par value      5,329,290           5,216,450
Class B Common Stock, $.01 par value         -0-                  -0-

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                                TABLE OF CONTENTS


                                                                            PAGE


Part I. Financial Information

        Item 1.  Financial Statements:

                        Consolidated Balance Sheets as of
                         December 31, 1998 and March 31, 1998 . . . .         3

                        Consolidated Statements of Operations for
                         the three and nine months ended December 31, 1998
                         and  1997 . . . . . . . . . . . . . . . . . . . .. . 4

                        Consolidated Statement of Changes in
                         Stockholders' Equity for the nine months
                         ended December 31, 1998 . . . . . . . . . . . . .    5

                        Consolidated Statements of Cash Flows
                         for the nine months ended December 31, 1998
                         and 1997 . . . . . . . . . . . . . . . . . . . .     6

                        Notes to Consolidated Financial
                         Statements . . . . . . . . . . . . . . . . . . .  7-11



        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . . . . .. . .    12-14


Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . ..  14

        Item 5.   Other Information . . . . . . . . . . . . . . . . . .     14

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31, 1998             MARCH 31, 1998
                                                                (UNAUDITED)                  (AUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                   $      1,573,893          $       3,041,705
 Restricted cash                                                      350,000                    350,000
 Accounts receivable, net                                             726,691                  1,259,560
 Inventories                                                          651,601                    524,996
 Prepaid expenses                                                     333,419                    404,696
 Deferred tax asset                                                   124,084                     92,208
 Interest receivable                                                    8,483                     18,817
                                                                   ----------                  ---------
    TOTAL CURRENT ASSETS                                            3,768,171                  5,691,982

Property and equipment, net                                        10,266,214                  9,428,831
Bond funds held by trustee                                               ---                     778,454
Deferred financing costs                                              344,506                    344,021
Other assets                                                          162,053                     69,912
                                                                   ----------                  ---------
    TOTAL ASSETS                                             $     14,540,944          $      16,313,200
                                                                   ----------                  ---------
                                                                   ----------                  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable and accrued expenses                       $        366,142          $        223,481
 Line of credit                                                       549,390                       ---
 Current portion of long term debt                                    712,581                   389,547
 Current portion of  capital lease obligations                          5,004                    28,098
 Deferred revenue                                                     214,871                   177,593
                                                                   ----------                ----------
    TOTAL CURRENT LIABILITIES                                       1,847,988                   818,719

LONG TERM LIABILITIES:

 Long term debt, net of current portion                             7,739,581                 8,283,102
 Capital lease obligations, net of current portion                        ---                       854
 Deferred rent                                                            ---                    22,523
 Deferred tax liability                                               124,084                   124,084
                                                                   ----------                ----------
    TOTAL LIABILITIES                                               9,711,653                 9,249,282
                                                                   ----------                ----------
COMMITMENTS AND CONTINGENCIES                                             ---                       ---

STOCKHOLDERS' EQUITY

 Class A common stock, par value $.01 per share;
  8,000,000 shares authorized; 5,329,290 and
  5,276,195 shares issued and outstanding                              53,293                    52,762
 Class B common stock, par value $.01 per share;
  2,000,000 shares authorized; no shares issued
  and outstanding                                                         ---                       ---
 Additional paid-in capital                                         7,385,225                 7,369,039
 Accumulated deficit                                               (2,609,227)                 (357,883)
                                                                   ----------                ----------
TOTAL STOCKHOLDERS' EQUITY                                          4,829,291                 7,063,918
                                                                   ----------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     14,540,944          $     16,313,200
                                                                   ----------                ----------
                                                                   ----------                ----------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           DECEMBER 31,                   DECEMBER 31,
                                                    -------------------------    ----------------------------
                                                       1998              1997       1998             1997
                                                       ----              ----       ----             ----
                                                   (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)

OPERATING REVENUE                                  $ 1,621,277    $ 1,720,225    $ 5,021,145    $ 5,182,085

COST OF REVENUE                                      1,986,402      1,196,199      5,170,730      3,870,573
                                                     ---------      ---------      ---------      ---------

GROSS (LOSS) PROFIT                                   (365,125)       524,026       (149,585)     1,311,512

OPERATING EXPENSES:

  General and administrative                           439,533        348,828      1,274,287      1,101,171
  Selling and marketing                                249,499        201,757        707,860        495,816
  Research and development                                --           11,848           --           51,587
                                                     ---------      ---------      ---------      ---------
    LOSS FROM OPERATIONS                            (1,054,157)       (38,407)    (2,131,732)      (337,062)

OTHER (EXPENSE) INCOME
  Interest and other expense                          (143,551)       (77,600)      (289,616)      (150,554)
  Interest and other income                             24,331         74,449        138,128        274,462
                                                     ---------      ---------      ---------      ---------
LOSS BEFORE BENEFIT FROM INCOME TAXES               (1,173,377)       (41,558)    (2,283,220)      (213,154)

(PROVISION FOR)/BENEFIT
  FROM INCOME TAXES                                   (412,061)        15,376         31,876         78,867
                                                     ---------      ---------      ---------      ---------
NET LOSS                                           $(1,585,438)   $  (26,182)    $(2,251,344)   $  (134,287)
                                                     ---------      ---------      ---------      ---------
                                                     ---------      ---------      ---------      ---------
LOSS PER COMMON AND COMMON
EQUIVALENT SHARE:
  Basic
      Net Loss                                     $     (0.30)   $    (0.01)    $     (0.42)   $     (0.03)
  Diluted
      Net Loss                                     $     (0.30)   $    (0.01)    $     (0.42)   $     (0.03)
WEIGHTED AVERAGE COMMON
COMMON OUTSTANDING

  Basic                                              5,328,627      5,216,259      5,310,975      4,906,366

  Diluted                                            5,328,627      5,216,259      5,310,975      4,906,366



  The accompanying notes are an integral part of these consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                    ADDITIONAL          ACCUMULATED
                                         SHARES     PAR VALUE     PAID-IN CAPITAL         DEFICIT             TOTAL
                                       ---------   -----------    ---------------       ------------       -----------

BALANCE, MARCH 31, 1998                5,276,195   $    52,762       $ 7,369,039        $  (357,883)       $ 7,063,918


Issuance of shares pursuant to
   exercise of stock options              53,095           531            16,186                 --              16,717

Net loss                                   --            --                   --         (2,251,344)        (2,251,344)
                                       ---------   -----------       -----------        -----------        -----------

BALANCE, DECEMBER 31, 1998             5,329,290   $    53,293       $ 7,385,225        $(2,609,227)       $ 4,829,291
                                       ---------   -----------       -----------        -----------        -----------
                                       ---------   -----------       -----------        -----------        -----------


   The accompanying notes are an integral part of this consolidated statement.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                 ------------   -----------
                                                                                     1998           1997
                                                                                 ------------   -----------
                                                                                  (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(2,251,344)   $  (134,287)
Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                                      368,688        258,766
  Increase in deferred income taxes                                                  (31,876)          --
  Decrease (increase) in accounts receivable                                         532,869       (381,389)
  (Increase) decrease in inventories                                                (126,605)       265,394
  Decrease (increase) in prepaid expenses                                             71,277       (412,222)
  Decrease in interest receivable                                                     10,334            747
  (Increase) decrease in other assets                                                (92,141)        11,590
  Increase (decrease) in accounts payable
      and accrued expenses                                                           142,661       (270,979)
  Increase (decrease) in deferred revenue                                             37,278        (23,750)
  Decrease in deferred rent                                                          (22,523)       (22,550)
                                                                                 -----------    -----------
     NET USED IN OPERATING ACTIVITIES                                             (1,361,382)      (708,680)
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (1,195,018)    (4,232,268)
  Decrease in bond funds held by Trustee                                             778,454      3,671,507
                                                                                 -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                                          (416,564)      (560,761)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short term borrowings net                                            549,390           --
  Repayments of long term debt                                                      (220,487)       (16,814)
  Repayments of capital lease obligations                                            (23,948)       (22,252)
  Net proceeds from sales of stock                                                    16,717      3,322,069
  Payment of debt issuance costs                                                     (11,538)          --
  Proceeds from long-term note and bond                                                 --          150,000
                                                                                 -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                       310,134      3,433,003
                                                                                 -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,467,812)     2,163,562

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,041,705      1,432,944
                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 1,573,893    $ 3,596,506
                                                                                 -----------    -----------
                                                                                 -----------    -----------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                       $   255,448    $   133,225
                                                                                 -----------    -----------
                                                                                 -----------    -----------
  Income taxes                                                                   $      --      $     1,300
                                                                                 -----------    -----------
                                                                                 -----------    -----------

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF PRESENTATION

        In management's opinion, the accompanying interim financial statements of the Company include all adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operation for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

        PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corp.

        ACCOUNTS RECEIVABLE

        Accounts receivable are stated net of allowances for doubtful accounts of $42,147 and $70,300 as of December 31, 1998 and March 31, 1998,
        respectively.

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

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        REVENUE RECOGNITION

        The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenues represent deposits normally required of customers with development products.

        INCOME TAXES

        Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. As of December 31, 1998, the Company has substantially not reflected the tax benefit applicable to the year-to-date losses due to uncertainty over realization.

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

        RECLASSIFICATION

        Certain prior period balances have been reclassified to conform with the current period presentation.

3.      CONCENTRATIONS OF CREDIT RISK/SIGNIFICANT CUSTOMERS:

        The Company's customers span the range of the pharmaceutical and medical device industries. For many customers, the Company requires an up-front payment on orders. There are several customers, however, for which CBL has waived that practice.

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

        The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts; however, there can be no assurance that the Company's annual results will not be dependent upon the performance of a few large projects. Twenty-eight potential customers, several of which have already become customers, have visited or audited the Company's new Camden Industrial Park facility this year (see note 6).

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.      INVENTORIES:

        Inventories consist of the following:


                                DECEMBER 31, 1998              MARCH 31, 1998
                                -----------------              --------------

        Raw materials                   $ 319,762                   $   280,344
        Work-in-process                   331,839                       244,652
                                        ---------                   -----------
                                        $ 651,601                   $   524,996
                                        ---------                   -----------
                                        ---------                   -----------


5.      LEASES:

        The Company's Seton Business Park facility is primarily used for experimental development and production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, which expired December 31, 1998 and has two renewal terms of two years each. Related rental payments for the nine months ended December 31, 1998 and 1997, were $177,959 and $177,426, respectively. The original operating lease agreement for the Seton Business Park facility contained terms which feature reduced rental payments in the early years and increased payments toward the end of the lease term. For financial reporting purposes, rental expense represents an average of the minimum annual rental payments over the initial six and one-half year term. On an annual basis, this expense was approximately $192,000.

        On April 14, 1998, the Company exercised the right to renew the lease of its Seton facility. The lease now expires on December 31, 2000, and may, at the Company's option, be renewed again for another two year period thereafter. On an annual basis this expense is approximately $244,000.

        During previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during fiscal year 1999. Additionally, during fiscal years 1997 through 1999, the Company entered into several operating leases that expire throughout fiscal years 2001 through 2004.

6.      LONG TERM DEBT:

        In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company has renovated to provide CBL with office, warehouse and pharmaceutical manufacturing space. The Company successfully completed the initial FDA general facility inspection on this commercial production facility in July 1998. The Company is actively seeking opportunities and customer contracts to utilize these FDA approved expanded capabilities. The purchase and renovation costs were financed, at that time, with a tax-exempt $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority (MIDFA), and a $1,500,000 loan from the Mayor and City Council of Baltimore City by and through the Department of Housing and Community Development. The loan from the City of Baltimore has an interest rate which is fixed at 6.5%. The bonds are variable rate and may be converted to a fixed rate.

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

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

        In November, the Company converted the $7,000,000 MIDFA Bonds from a tax-exempt to a taxable bond. This eliminated the capital expenditure restriction associated with the tax-exempt bonds. The maximum interest rate associated with the Bond conversion increased to 6.99% and expires in November 2005.

        Under the documentation applicable to the Bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and a current ratio, all as defined and established in the applicable documents. The documentation applicable to the Bond financing includes several additional covenants, including a ceiling on capital expenditures and a limitation on the incurrence of other indebtedness, as defined and established therein. During fiscal year 1998, and subsequent thereto, the Company and the Bank agreed to modify certain ratios and balances provided for under the Bond financing documentation, and the Bank agreed to waive through April 1, 1999, the requirement that the Company maintain a certain EBITDA ratio. As of December 31, 1998, the Company was out of compliance with certain covenants under the documentation applicable to the bond financing. CBL's tangible net worth was $5,788,000 compared to the $6,000,000 require under the applicable covenant. As a result of the decision not to record the tax benefit for the current fiscal year losses as of December 31, 1998, the Company's current ratio is 2.0:1 as compared to the 2.5:1 covenant.

        Other long term debt as of December 31, 1998, consists of loans for various equipment. The equipment loan bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

7.      EARNINGS PER SHARE:

        In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic and diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the nine months ended December 31, 1998, because of the Company's net loss. Earnings per share information for the prior quarter has been restated to reflect the new requirements.

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

        During March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devoted time to the internal-use computer software project (to the extent of the time spent directly on the project); and the interest costs incurred when developing computer software for internal use should be capitalized.

        Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after December 15, 1998 and is to be adopted prospectively. Management does not believe that the adoption of SOP 98-1 will have a material affect on the Company's financial condition or results of operations.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

        NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

        During 1998, the Company successfully completed the initial cGMP validation and FDA inspection of the Company's new 71,000 square foot pharmaceutical manufacturing facility located at the Camden Industrial Park (Camden), Baltimore, Maryland. As a result of the completion, the Company's business capabilities have expanded significantly to include larger scale commercial pharmaceutical production at Camden. The services offered at Camden complement the process development and smaller scale pharmaceutical production as historically conducted at the Company's 15,000 square foot cGMP facility which continues to operate at the Seton Business Park (Seton), also in Baltimore, Maryland.

        Revenues for the third quarter were $1,621,000 compared to $1,720,000 for the third quarter last year. Year to date revenues of $5,021,000, which do not include any sales to Allergan, decreased 3% as compared to the same period last year. Excluding prior year sales related to the since expired contract manufacturing agreement between the Company and Allergan, year to date sales this year reflect a 19% increase when compared to the corresponding period last year. Products historically produced at Seton accounted for 88% of second quarter and 93% of year to date revenues, as the expanded capabilities of Camden have initially been utilized to only a limited degree.

        In September 1998, the Company hired two experienced pharmaceutical sales representatives which have initiated proposals and contracts with existing and potential customers. Twenty-eight potential customers have audited and or visited the Camden facility during this fiscal year. These on site activities have resulted in several quotes and proposals and in some cases generated revenue for the development of commercial products. The Company believe that this development work will lead to the establishment of long-term contracts for the commercial production of those products, if commercial sale is approved by the FDA.

        Costs of sales for the quarter ended December 31, 1998 were $1,986,000 or 123% of sales compared to $1,196,000 or 69% of sales for the same period last year. The costs related to Camden were $885,000 for the period versus $137,000 last year. For the nine months ended December 31, 1998 cost of sales were $5,171,000 or 103% of revenues, including $2,051,000 of costs related to Camden. In the nine months ended December 31, 1997 cost of sales were $3,871,0100 or 75% of revenues including $356,000 of Camden related costs. As the revenues at Camden increase, it is anticipated the overall margin will significantly improve as volume covers the fixed overhead cost required to maintain the FDA approved facility.

        Operating expenses during the three and nine month periods ended December 31, 1998 increased $127,000 and $334,000, respectively. The increase was largely the result of Selling and Marketing activities associated with Camden. The increase of $212,000 in year to date Selling and Marketing cost were attributed to the recently established sales force and include several marketing and advertising programs related to the opening of Camden. General and Administrative increases during the period were attributed to increased professional fees and temporary salary costs.

        The operating loss for the quarter was $1,054,000 as compared to $38,000 for the same period last year. The operating loss is attributed primarily to a Camden related loss of $845,000 and a loss of $210,000 at Seton as a result of lower sales level. The $2,132,000 year-to-date operating loss compares to a $337,000 loss in the prior year. The increased loss is attributable primarily to the Camden loss of $2,177,000 offset in part by Seton operating profit.

        Other expenses were $119,000 for the quarter compared to other expenses of $3,000 for the comparable period last year. The change reflects the interest expense on the bonds secured in November 1996 and a reduction in interest income earned on the bond funds as they were drawn down to pay the construction and validation costs of the Camden facility.

        Overall the Company experienced a net loss of $1,585,000 for the quarter ended December 31, 1998, as compared to a reported a net loss of $26,000 for the comparable quarter last year. Also contributing toward the loss for the quarter was the Company's decision not to record the tax benefit applicable to the quarter's operation. Additionally due to the uncertainty and the timing as to the start of significant commercial production at the new Camden facility, the Company substantially eliminated the tax benefit associated with the losses incurred for the first six months. This adjustment was another significant component of the loss for the quarter and the year-to-date period. The net loss for the nine months ended December 31, 1998, was $2,251,000 compared to a $134,000 loss for the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

        On December 31, 1998, CBL had cash and cash equivalents of $1,574,000 compared to $3,042,000 at March 31, 1998. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank, pursuant to which a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price and the renovation and equipping of the Company's new commercial production facility located at the Camden Industrial Park, Baltimore, Maryland. In November 1998, the Company converted the $7,000,000 tax-exempt MIDFA Bonds to a taxable bond which eliminated the capital expenditure restriction associated with the tax-exempt bonds. The increase in the interest associated with the Bond conversion is 1.5% per annum. As of December 31, 1998, the Company was out of compliance with certain covenants under the documentation applicable to the bond financing. CBL's tangible net worth was $5,788,000 compared to the $6,000,000 require under the applicable covenant. As a result of the decision not to record the tax benefit for the current fiscal year losses as of December 31, 1998, the Company's current ratio is 2.0:1 as compared to the 2.5:1 covenant. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank and there was an outstanding balance of $549,000 at December 31, 1998.

        Net cash used in operating activities of $1,361,000 for the nine months ended December 31, 1998, was primarily the result of the net loss for the period which was offset in part by decreases in accounts receivable and depreciation costs. This compares to net cash used in operating activities for the comparable period in the prior year of $709,000 which was primarily due to a net loss and increases in accounts receivable and prepaid expenses. Net cash used in investing activities of $417,000 for the nine months ended December 31, 1998, was the result of the completion of the FDA approved Camden production facility offset in part by the final disbursements from the bond Trustee. This compares to net cash used in investing activities for the comparable period in the prior year of $561,000 which was due to purchases of property and equipment offset by funds released by the trustee. Net cash provided by financing activities of $310,000 for the nine months ended December 31, 1998, was comprised primarily of short term borrowings from the Company's revolving Line of Credit. This compares to the net cash provided by financing activities for the comparable period in the prior year of $3,433,000, which was comprised largely of proceeds from the Company's follow-on public offering of Class A Common Stock. As a result of the Company's December 31, 1998, cash position, in addition to the funds required to operate below the sales break-even point for the fourth quarter and a portion of fiscal year 2000, the Company's working capital position is not adequate to meet its anticipated operating requirements. The Company's objective is to raise equity funding to cover the anticipated shortfall in working capital and provide for its long-term growth.

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

YEAR 2000 ISSUE

        In conjunction with the Company's expansion of its commercial production capabilities, the Company is upgrading both its computer hardware and software. Management believes the software upgrade will resolve the Year 2000 (Y2K) issue for the Company. An independent consultant studied the Company's information technology status and recommended changes, including the installation of commercially available software packages. Installation of critical modules, which are Y2K compliant, was completed by late 1998. Time-sensitive internal programs have been reviewed and will require only minor modifications, at nominal cost, to resolve the Year 2000 issue.

        In addition, CBL has requested critical suppliers to report the status of the Y2K compliance of their information technology systems. Seventy-four suppliers including CBL's major suppliers have responded to CBL's questionnaire that they are Y2K compliant. Due to the nature of CBL's business it is unlikely that a customer with a Y2K problem would adversely effect CBL to any significant degree. Also, CBL does not expect to be dependent on one customer or a small group of customers which limits CBL's exposure if some customers have not resolved their Y2K problems. After CBL's current information technology upgrade is complete the Company plans to assess and address any contingency issues.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by Safe Harbors created thereby. You can identify forward-looking statements by the use of forward-looking terminology, such as "may", "expect", "should", "believes", "anticipates", "intends", or words of similar import. Forward-looking statements may involve known and unknown risks and uncertainties that could cause the actual results, performance or achievements of the Company to be materially different from future results, performance, or achievements of the Company expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, general economic and business conditions, changes in business strategy or development plans, and the ability of the Company to successfully produce product and to successfully market and sell products and services. Given these uncertainties, the reader is cautioned not to place undue reliance on such forward-looking statements.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 5. OTHER INFORMATION

        On December 22, 1998 CBL announced that Thomas P. Rice, who has served as a member of the Board of Directors of the Company since 1997, would become President and Chief Executive Officer of the Company, effective January 11, 1999.

        Mr. Rice began his career with the international accounting firm of Deloitte & Touche, and since leaving that firm in 1985, has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer, and a member of the Board of Directors, of Circa Pharmaceuticals, Inc., in Copaigue, New York from 1993 - 1995, and before that as Vice President of Administration and Finance and Chief Financial Officer of Pharmakinetics Laboratories, Baltimore, Maryland. Mr. Rice will continue to serve on the Board of Directors of CBL.

        CBL also announced that John C. Weiss, III, who has served as President and as member of the Board of Directors of CBL, has resigned from the Board of Directors and as President of the Company. Mr. Weiss will serve as consultant to the Company.

         The Company and William P. Tew, Ph.D., who has served as Chief Executive Officer and Chairman of the Board of the Company for many years, also agreed to certain modifications to the Employment Agreement previously existing by and between the Company and Dr. Tew. Dr. Tew will continue to serve as Chairman of the Board of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.        EXHIBITS:

                       10 (gg) Letter Agreement dated February 10, 1999, by and between the Company and William P. Tew, Ph.D.

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



                                      CHESAPEAKE BIOLOGICAL
                                      LABORATORIES, INC.
                                      Registrant


DATE: 2/10/99               By:   /s/ THOMAS P. RICE
     ----------                -----------------------
                                      Thomas P. Rice
                                      President & CEO


DATE: 2/10/99               By:   /s/ JOHN T. JANSSEN
     ----------                -----------------------
                                      John T. Janssen
                                      CFO & Treasurer