Form 10-K405
period 1999-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1999-06-29
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

       For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark one)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1999 or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ___________ Commission File Number: 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                                52-1176514
      (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

   1111 S. PACA STREET, BALTIMORE, MARYLAND      21230             2834
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of June 8, 1999 the aggregate market value of the outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, held by non-affiliates of the Registrant was approximately $16,100,000 based on the closing sale price of the Class A Common Stock on June 8, 1999.

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 8, 1999:
Class A Common Stock, $.01 per share - 5,590,101 shares
Class B Common Stock, $.01 per share - none

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the part of
the Form 10-K into which the document is incorporated      NONE

This Form 10-K consists of 38 pages. The index to exhibits is set forth on page 19.

                                     PART I

ITEM 1. BUSINESS

     GENERAL OVERVIEW

          Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is an established provider of pharmaceutical and biopharmaceutical product development and production services for parenteral and other sterile products. The Company serves a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, the Company has provided services on a contract basis to more than 100 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products. Customers contract with the Company to produce development stage products for use in U.S. Food and Drug Administration ("FDA") required toxicology studies, clinical trials and to produce and manufacture FDA approved products for commercial sale.

          The Company has particular experience and expertise in providing product development services and producing sterile, process-sensitive biopharmaceutical parenteral products. Biopharmaceutical products are derived from biological materials and typically involve larger, more complex molecules than traditional pharmaceutical products, which generally are based upon smaller, more stable, synthetic organic molecules. The complexity, inherent instability and process-sensitivity of biopharmaceutical products require the application of specialized technology and expertise in their development, production and analysis.

          The specialized development services provided by the Company include research and development on sterile product formulations; test method development and validation; process design and manufacturing validations; regulatory and compliance consulting; preparation of clinical trial and toxicology materials; container-closure system design; and, accelerated and ongoing stability studies.

          In June 1996, the Company received ISO (International Organization for Standardization) 9001 certification, demonstrating CBL's conformance with the established international quality management standards for product design, development, production, inspection and testing. CBL believes that ISO 9001 certification has been a positive factor in attracting domestic and international customers.

          The Company's objective is to accelerate its growth and profitability by expanding its share of the market for parenteral product development and production services for the pharmaceutical and biotechnology industries. CBL's strategy to achieve this objective is to capitalize on outsourcing trends in those industries by increasing its development and production capabilities. The Company renovated a 70,000 square foot building purchased in November 1996 into a sterile pharmaceutical production facility. The pharmaceutical production operation was mechanically completed in December 1997. The FDA initial general facility inspection was completed in July 1998.

          CBL believes its established experience and expertise, ISO 9001 certification, plus the increase in capacity provided by the new facility and ability to offer a broad range of drug development and production services, will enable it to provide competitive, cost-effective contract services to the pharmaceutical and biopharmaceutical industries.

     STRATEGY

          The Company's strategy is to accelerate its revenue growth and return to profitability by achieving a greater share of the market for contract services relating to the product development and production services for the pharmaceutical and biotechnology industries.

     EXPAND PRODUCTION AND DEVELOPMENT SERVICES CAPABILITIES.

          The acquisition, renovation, validation and start-up of the Company's new laboratory and production facility has significantly increased CBL's capacity. This increase in production capacity will enable the Company to continue to meet current and future customers' increasing volume requirements, pursue larger scale, long-term commercial contracts and achieve a greater market share. While the Company has increased it's capacity to include larger scale production, the equipment acquired for the Camden facility in fiscal year 1999 was designed to meet the needs of biotechnology firms whose production lot sizes are in the range of 30 to 50 thousand units per run. The Company needs to acquire manufacturing equipment that can provide larger production runs in order to produce product for customers who are seeking more efficient, larger production lots.

     OUTSOURCING TREND/SALES MARKETING.

          The Company is expanding its capabilities to effectively meet the increasing preference of pharmaceutical and biotechnology companies to outsource development and production functions. As part of this effort, the Company has expanded its scientific staff to meet the challenges of developing and producing increasingly complex biologically-derived drug products. In addition, the Company hired two sales representatives. These sales representatives have increased CBL's presence in the market with direct sales calls on new and existing customers and have been in attendance at industry trade shows and exhibits. The Company's sales strategy is to match the Company's capabilities with the needs of prospective customers. At present, the Company has a limited range of types and size of production equipment which may effect the Company's ability to meet its sales objectives.

     FOCUS ON DEVELOPMENT OF CUSTOMERS' PRODUCTS.

          The Company believes that many pharmaceutical and biotechnology companies prefer to out source development services to companies that do not manufacture, market and distribute potentially competitive proprietary products. CBL focuses substantially all of its resources on product development and production services for others and does not pursue research or product development in direct competition with its customers.

     CONTRACTS AND CUSTOMERS

          Substantially all of the Company's current customers are engaged in early phase of clinical development, accordingly, only a limited amount of the Company's fiscal year 1999 revenue is from the manufacture of commercial products. This product mix is anticipated to continue for fiscal year 2000. Generally, all non-commercial, early phase clinical work is performed under purchase orders provided by its customers. The Company presently is not manufacturing commercial products under long-term agreements. Customers provide purchase orders within 30-60 days of commencement of work, therefore, the Company's backlog averages approximately two months of future revenues.

     COMPETITION

          The Company directly competes with several pharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. Although many of these pharmaceutical product development organizations, contract manufacturers and university research laboratories do not offer the full range of services offered by the Company, they can and do compete effectively against certain segments of the Company's business, including its pharmaceutical production capabilities. The Company also competes with in-house research, development and support service departments of pharmaceutical and biotechnology companies. Certain of these competitors, particularly large established pharmaceutical and biotechnology companies, may have significantly greater resources than the Company.

          Competitive factors include reliability, turnaround time, reputation for innovation and quality performance, capacity to perform numerous required services, financial and regulatory strength and price. The Company believes that it can compete favorably in these areas. In addition, the Company's strategy is to complement its customers by not pursuing research and development, or production, of products of its own. The Company believes that customers prefer CBL to others that offer contract manufacturing, but which also produce and sell their own products in direct competition with those of the customer.

     EMPLOYEES

          At March 31, 1999, the Company had 81 full-time equivalent employees, of which six hold Ph.D. degrees, five hold master's degrees and 11 hold professional certifications. Thirty of CBL's employees perform scientific, regulatory or engineering functions. The Company believes that its relations with its employees are good.

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

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          Certain statements contained in this Form 10-K or in documents incorporated herein by reference, including without limitation, statements including the word "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," or words of similar import, constitute "FORWARD-LOOKING STATEMENTS" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans, the Company's ability to market and sell its products and services, the Company's ability to successfully operate and maintain the new production facility in a manner compliant with applicable regulations and standards, and other factors referenced in this Form 10-K including, without limitation, under the headings "Business", "Properties", "Market for Registrant's Common Equity and Related Stockholder

     Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements and Supplementary Data". For an explanation of certain risk factors which may effect the Company the reader should review the Registration Statement on Form S-2 (No. 333-25903) filed with the United States Securities and Exchange Commission April 25, 1997.

ITEM 2. PROPERTIES

          Since 1986, the Company has leased 15,000 square feet at the Seton Business Park which the Company has operated as a multi-customer pharmaceutical production facility in accordance with cGMP regulations. In April 1998, the lease term for this facility was extended to December 31, 2000, with one, two-year renewal option thereafter. The Company plans to consolidate the functions of the Seton facility into the new Camden facility. The Company's pharmaceutical manufacturing and warehouse operations are located at two sites in Baltimore, Maryland.

          In November 1996, the Company acquired a 70,000 square foot building, located on 3.48 acres of land in the Camden Industrial Park in Baltimore, Maryland. The Company has completed the renovation which included office, warehouse and several laboratories in addition to the production area build-out and installation of production support and processing equipment. In July 1998, the FDA completed their initial general facility inspection which made the facility operational for customer use.

          In October 1998, the Company entered into a lease for a 7,700 square foot building at 730 W. West Street and a vacant lot at 1200 South Paca Street. The building is adjacent to CBL's property at 1111 South Paca Street. The Company expects to utilize the building for expanded laboratory space or a future customer who would best be serviced with a separate dedicated facility.

          Through May 31, 1997, the Company had leased 19,200 square feet of space in Owings Mills, Maryland, which housed the Company's corporate headquarters, warehouse facilities and shipping and receiving operations prior to the relocation of those operations to the Camden Industrial Park facility in February 1997. As of June 1, 1997, the Company negotiated the termination of the Owings Mills facility lease obligation and paid a $30,200 termination fee.


ITEM 3. LEGAL PROCEEDINGS
        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) As of March 31, 1999, the Company's Class A Common Stock traded on the Nasdaq Stock Market's National Market under the symbol CBLI.

     The price range of the Company's Class A Common Stock during the fiscal year ended March 31, 1999, was:

                               Stock Trading Price

-----------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31,                                    1999                             1998
                                               HIGH             LOW              HIGH             LOW
PRICE RANGE OF COMMON STOCK:
-----------------------------------------------------------------------------------------------------
First quarter                                $7.625           $6.625           $5.250          $4.125
Second quarter                                8.500            5.500            6.500          $3.750
Third quarter                                 5.625            3.625            6.375          $5.000
Fourth quarter                                4.500            1.750            7.750          $5.500
-----------------------------------------------------------------------------------------------------

On May 27, 1997, the Company's Class A Common Stock was listed on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the trading symbol "CBLI," and trading of the Class A Common Stock on the American Stock Exchange Emerging Company Market Place, (the "AMEX-EC", where the Class A Common Stock had previously traded), terminated as of the close of trading on May 23, 1997.

     a. As of June 8, 1999, there were approximately 253 holders of record of the Company's Class A Common Stock.

     b. The Company has never declared or paid a cash dividend on its Class A Common Stock. Earnings, if any, are expected to be retained to finance the development of the Company's business.

     c. In connection with the listing by the Company of its Class A Common Stock on the Nasdaq National Market, the Company filed on May 22, 1997, a Registration Statement on Form 8-A with the United States Securities and Exchange Commission in order to register the Class A Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registration Statement on Form 8-A was declared effective on May 27, 1997.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which for fiscal years 1999, 1998, and 1997 are included in this report.

SUMMARY OF OPERATIONS                           For the year ended March 31,
                                     ------------------------------------------------
                                       1999      1998       1997      1996     1995
                                        ( $ in thousands, except per share amounts)
Revenues                             $6,747     $7,016     $8,654    $6,174    $6,982
Gross (loss) profit                    (676)     1,658      2,635     2,203     1,904
Operating expenses                    2,930      2,276      1,844     1,665     1,539
Restructuring charge                  1,240       --         --        --        --
(Loss) income from operations        (4,846)      (619)       791       537       365
Extraordinary loss on refinancing      (265)      --         --        --        --
Net (loss) income                    (5,414)      (379)       504       309       566
Net (loss) earnings per share         (1.02)      (.08)       .12       .08       .14


CONSOLIDATED BALANCE SHEET DATA                        At March 31,
                                     ------------------------------------------------
                                       1999      1998       1997      1996      1995
                                                    ( $ in thousands)
Working capital                        $(99)    $4,873     $2,794    $2,161    $1,822
Total assets                         13,241     16,493     13,445     4,320     4,138
Long term obligations                 8,280      8,431      8,715       319       290
Stockholders' equity                  1,895      7,064      4,043     3,384     3,075

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues are derived from two sources -- product development services, which includes filling of clinical lots for testing and commercial production of parenteral and other sterile product presentations. The Company provides its customers in the pharmaceutical and biotechnology industries with product development services, experimental products for use in clinical trials and manufacturing services for FDA approved commercial drugs and medical devices. The Company has particular experience and expertise in the development and production of sterile, process-sensitive biopharmaceutical products. The Company is ISO 9001 certified.

     The Company's scientific, regulatory and engineering staff perform multiple product development functions for CBL's customers, including regulatory research and development of sterile product formulations, test method development and validation, container-closure system design, accelerated and on-going product stability studies, process design and manufacturing validations, and regulatory and compliance consulting. Following final development of a stable formulation of the pharmaceutical product and validation of the manufacturing process, the Company's production expertise is typically called upon to produce the development stage product for use in clinical trials or investigations as part of the FDA approval process.

     During fiscal year ended March 31, 1999, the Company completed the build-out and validation of its 70,000 square foot commercial production Camden facility purchased by the Company in November 1996. The Company moved its executive and administrative staff and warehouse operation into the building in February 1997, during the renovation of the pharmaceutical production area. The pharmaceutical production facility was mechanically completed in December 1997. After a successful FDA inspection in July 1998, the Company initiated a comprehensive sales and marketing program for the new facility. This included hiring two experienced pharmaceutical sales people. During the year the Company had 49 quality assurance audits/visits by potential and current customers, 40 of which were after the successful FDA facility inspection. The audit visits are an essential preliminary step in securing development and commercial business. During the current year, the Company had 47 active customers as compared to 40 in the prior year.

     In the fourth quarter of fiscal 1999, the Company implemented a management realignment and workforce reduction program. In addition, the decision was made to close the Seton facility and consolidate operations in the Camden facility as soon as feasible, consistent with the Company's contractual obligations. This consolidation is expected to provide the Company with operational efficiencies. These decisions resulted in a restructuring charge of $1.2 million in the current year.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

     Revenues for the year ended March 31, 1999 were $6.7 million, down $300,000 or 4% from fiscal year 1998. Due to the expiration of the Allergan contract in fiscal year 1998, there were no sales to Allergan in fiscal year 1999 compared to sales of $900,000 in fiscal year 1998. Allergan, as a percentage of total sales for fiscal years 1999, 1998 and 1997 was 0%, 14% and 47%, respectively. The Company had 47 active customers in fiscal year 1999 as compared to 40 in fiscal year 1998. CBL received FDA approval of its new facility in August 1998 and initiated a sales promotion program subsequent to the facility's approval. While a portion of the revenues were generated at the Camden facility, approximately 85% of revenues were generated at CBL's original Seton facility during fiscal year 1999.

     Although revenues were primarily associated with the Seton facility, the fiscal year includes $2.2 million of operating costs associated with the Camden facility. This resulted in a loss at the gross margin line as compared to a 24% gross margin on fiscal year 1998 sales. These costs primarily include the trained personnel needed to validate, start-up, maintain and operate the facility, as well as fixed cost associated with the facility during a period of limited revenues.

     Operating expenses increased $654,000 to $2,930,000 for the fiscal year 1999. Primary factors for the expense increase include costs related to a sales and marketing program initiated after the FDA approval of the Camden facility. The program included the addition of two sales representatives and an increase in CBL's advertising expenditures. Another factor in the increase was the management reorganization costs which were not considered restructuring charges.

     In January 1999, Mr. Thomas P. Rice was appointed President and Chief Executive Officer. During the fourth quarter of the current fiscal year, CBL initiated a workforce reduction program and made a decision to close the Seton facility and consolidate all of its operations at the new Camden facility. The Company recorded a provision of $1.2 million for restructuring costs associated with these actions. On his appointment as President and CEO, Mr. Rice was granted 200,000 non-qualified options to purchase CBL common stock at $1.00 per share which was below the then current market price of $2.50 per share. The Company recorded the expense of $150,000 for the vested portion of 100,000 options in general and administrative expense.

     In summary, the fiscal year 1999 operating loss from operations of $4.8 million compared to the $619,000 loss in fiscal year 1998 primarily resulted from the cost to operate, validate and maintain the new Camden facility during the current fiscal year against limited revenues, restructuring costs, implementation of a sales and marketing program for the new facility and other costs related to the management realignment.

     Interest income and other, net decreased during fiscal year 1999 compared to fiscal year 1998 as the Company used the remaining bond funds received in November 1996 and the proceeds of the June 1997 follow-on public offering for the validation, start-up, and transitional costs of the new facility and general corporate purposes. Interest expense increased in fiscal year 1999 compared to fiscal year 1998 as the Company began recording the full interest expense, following the FDA approval in August 1998 which allowed the new facility to be operational. During the facility renovation, the Company capitalized a portion of the interest related to the bond funds.

     Due to the recent operating results and uncertainties related to the timing of significant commercial production at the new Camden facility, the Company established a valuation reserve for the tax benefit associated with the 1999 fiscal year loss. The valuation reserve associated with the tax benefit at March 31, 1999 approximates $2.0 million. The Company's effective income tax rate in fiscal years 1999 and 1998 was 0% and 37%, respectively. As of March 31, 1999, the Company had generated a net operating loss carry forwards available for federal income tax purposes of $3.9 million .

     Net loss for fiscal year 1999 was $5.4 million compared to a net loss of $379,000 for fiscal year 1998. Earnings per share reflect a net loss of $1.02 for fiscal year 1999, compared to net loss of $0.08 per share in fiscal year 1998.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

     Revenues for the fiscal year ended March 31, 1998, were $7.0 million compared to $8.7 million for fiscal year 1997. Fiscal year 1998 revenues reflect an anticipated reduction in sales of Vitrax-TM- to Allergan, which amounted to 77%, but this reduction was partially offset by a 38% increase in sales to other customers. Vitrax-TM- sales to Allergan as a percentage of total sales were 14% and 47% for fiscal years 1998 and 1997, respectively. The Company secured 11 new customers, accounting for sales of approximately $2.0 million during the fiscal year. All operating revenues were generated by the Company's existing experimental products facility, as the new pharmaceutical production facility was under renovation throughout fiscal year 1998.

     Gross margin was 24% of revenue for the fiscal year compared to 32% for fiscal year 1997. The decrease was primarily the result of costs related to the new facility, including the $550,000 in operating expenses. In addition, in January 1998, additional personnel were hired initially to assist in start-up and quality control testing associated with the new facility. These expenses were necessary due to the Company's anticipated future need for trained and experienced pharmaceutical personnel, although the effort of these personnel did not contribute toward revenues in the current fiscal year.

     Operating expenses for fiscal year 1998 were $2.3 million compared to $2.0 million in fiscal year 1997. The increase is attributed to the addition of a marketing executive, plus the development of a multi-faceted marketing, advertising and promotion program. With more aggressive marketing, advertising and promotion, the Company seeks to continue to expand its customer base. In the past, the Company has incurred minimal expenses related to uncollected accounts receivable. However, as the Company pursues opportunities for significant growth, management recognizes that receivable risks are increasing, and consequently has increased its reserve for doubtful accounts above historical levels as of March 31, 1998. Due to the compound effect of the increase in expenses and the decrease in total revenues, operating expenses were 32% of revenues in fiscal year 1998, compared to 23% in fiscal year 1997.

     In summary, the operating loss in fiscal 1998 was a direct result of the costs associated with the Company's production capacity expansion and its increased marketing, advertising and promotion activities. Both of these undertakings are integral to the achievement by the Company of its objective of returning to profitability by expanding its share of the market for product development and production services for the pharmaceutical and biotechnology industries.

     Interest income and other, net includes interest income on the $3,300,000 of net proceeds to the Company from the follow-on public offering of Class A Common Stock, completed in June 1997. Interest expense of $150,000 relates to the November 1996 loans to build-out the new commercial production facility.

     The Company's effective income tax rate in fiscal years 1998 and 1997 was 37%. During fiscal year 1997, the Company fully utilized its remaining net operating loss carry forward.

     Net loss for fiscal year 1998 was $379,000 compared to a net profit of $504,000 for fiscal year 1997. Earnings per share reflect a loss of $0.08 for fiscal year 1998, compared to earnings of $0.12 per share in fiscal year 1997.


CAPITAL RESOURCES

     In November 1996, the Company acquired its Camden facility in Baltimore, Maryland, to renovate and equip as a pharmaceutical manufacturing facility and to house its administrative offices and warehouse operations. The Company paid $2,150,000 in cash and 125,000 shares of Class A Common Stock for the land and existing improvements. Renovations to convert the building to a commercial pharmaceutical production facility were completed in December 1997 and a FDA general facility inspection was completed in July 1998.

     The cash portion of the purchase price for the land and existing building, as well as the cost of the proposed renovations and a portion of the pharmaceutical manufacturing equipment and related pharmaceutical facility build-out, was financed through the issuance of $7,000,000 variable rate economic development demand revenue bonds by the Maryland Industrial Development Financing Authority ("MIDFA"), and a $1,500,000 loan from the Mayor and City Council of Baltimore, acting through the Department of Housing and Community Development and the City of Baltimore Development Corporation. In addition, approximately $3,400,000 of pharmaceutical manufacturing equipment was financed through equipment operating leases from companies affiliated with NationsBank, American Equipment Leasing, BancBoston and CoreStates (now First Union National
Bank).

     The loan from the City of Baltimore Development Corporation accrues interest at a fixed rate of 6.5% per annum, amortized over 20 years. Monthly interest only payments were due through November 1998 and monthly payments of principal and interest are due thereafter through November 2016.

     The bonds issued in November 1996 by MIDFA were variable rate, tax-exempt, and issued pursuant to a Trust Indenture. The maximum annual interest rate provided for under the terms of the bonds was 12% and, subject to certain conditions, the bonds could be converted to fixed-rate at the option of the Company. The Company entered into an interest rate swap agreement and, as a result, the interest rate applicable to the bonds through November 2003 was capped at 5.51%. The principal portion of the bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, as of February 1, 1997, and principal portions of the bonds are subject to redemption, commencing November 1998, in accordance with a schedule set forth in the bonds. The maturity date is August 1, 2018. The letter of credit is issued pursuant to a Letter of Credit and Reimbursement Agreement containing various terms and covenants applicable to the Company. The Company's obligations with respect to the letter of credit and the bonds are secured by substantially all of the assets of the Company, including the new facility. MIDFA has also provided the Bank with additional credit support for the letter of credit in the form of a $1,800,000 deficiency guaranty.

     Due to capital expenditure restrictions on the tax-exempt bonds, the Company converted the bonds to a taxable status in November 1998. These restrictions could have hindered CBL's ability to effectively satisfy the needs of new customers who would require additional capital expenditures for product manufacturing purposes. In conjunction with the conversion, CBL entered into a variable interest rate swap agreement on the taxable bonds with a maximum rate of 6.99% through November 1, 2005. As of March 31, 1999, the interest rate was 5.99%.

     Under the documentation applicable to the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and a current ratio, all as defined and established in the applicable documents. As of March 31, 1999, the Company was not in compliance on three covenants due to the fiscal year operating loss. The EBITDA ratio covenant had been waived at March 31, 1998 through fiscal year 1999. Subsequent to March 31, 1999, the Bank modified all the covenants as of March 31, 1999 and for the fiscal year ending March 31, 2000. As of March 31, 1999, the Company was in compliance with the modified covenants. In return for the covenant modifications, the Company agreed to issue warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement.

FINANCIAL CONDITION AND LIQUIDITY

     On March 31, 1999, CBL had cash and cash equivalents of $411,000 compared to $3.0 million at March 31, 1998. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with the Bank, pursuant to which a letter of credit was issued as credit enhancement for the bonds issued by the MIDFA. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, plus the renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of North Carolina, under which there was an outstanding balance of $644,000 at March 31, 1999. Revolving line of Credit has the same ratio and balance requirements discussed in relation to the MIDFA bonds. Not reflected in cash and cash equivalents at March 31, 1999 is the $1.9 million private placement, of convertible preferred shares and common stock which was completed in May 1999.

     The decrease in cash and cash equivalents of $2.6 million was due primarily to the operating loss for the current fiscal year, which resulted in a use of cash from operating activities totaling $2.4 million. The Company also invested $1.3 million in property and equipment related primarily to the new Camden facility of which $778,000 was provided from the bond financing of November 1996. CBL repaid $391,000 of debt primarily relating to the MIDFA bond and the loan from the City of Baltimore Development Corporation. In addition, the Company utilized $644,000 from its revolving line of credit with the Bank.

During the fiscal year ended March 31, 1999, the Company successfully validated and completed the FDA initial inspection of the new Camden production facility, and reorganized and expanded the sales and marketing organization to utilize the additional capacity now available to the Company. The Company also initiated a management reorganization, including hiring a new President and Chief Executive Officer, implemented a workforce reduction and began to consolidate all production into the Camden facility. These actions were taken to address the Company's recent significant operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend from February to May 1999 and the recent signing of new customer agreements.

     Subsequent to the March 31, 1999 fiscal year end, the Company raised $1.9 million, net of related costs of approximately $100,000, with private placements of convertible preferred shares and common stock. The Company, has implemented a workforce reduction to reduce its operating expenses from fiscal year 1999. These actions were taken to address the Company's recent operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend from February to May 1999 and the recent signing of new customer agreements. During June 1999, the Company also negotiated revised loan covenants with its primary lender allowing the Company to be in compliance at March 31, 1999. The Company is required to achieve substantial growth in revenues and improvement in operating results in order to meet these covenants and its obligations through March 31, 2000. Management believes its plans will generate sufficient cash resources to meet its covenants and cash needs through at least April 2000. However, there can be no assurance this will occur.


YEAR 2000 ISSUE

     The year 2000 issue, (Y2K), refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, some applications could fail or create incorrect results if they interpret "00" as the year 1900 rather than 2000. The Company addressed the Y2K situation during the construction the Camden facility.

     In conjunction with the Company's expansion of its commercial production capabilities, the Company has upgraded both its computer hardware and software. Management believes the software upgrade will resolve the Y2K issue for the Company. An independent consultant studied the Company's information technology status and recommended changes, including the installation of commercially available software packages. Installation of critical modules, which are Y2K compliant, was completed by late calender year 1998. Time-sensitive internal programs have been reviewed and require only minor modifications, at nominal cost, to resolve the Year 2000 issue. The equipment installed in the Company's new commercial production facility over the past two years is certified by the suppliers as Y2K compliant.

     CBL has requested critical suppliers to report the status of the Y2K compliance of their information technology systems. Fifty-seven suppliers, including CBL's major suppliers, have responded to CBL's questionnaire that they are Y2K compliant. CBL is currently following up with suppliers that have not responded to the questionnaire or who stated that they are working on Y2K compliance. Due to the nature of CBL's business, it is unlikely that a customer with a Y2K problem would adversely effect CBL to any significant degree. CBL does not expect to be dependent on one customer or a small group of customers, which limits CBL's exposure if some customers have not resolved their Y2K problems. The Company is working on contingency plans which include increasing inventory levels and potential staff adjustments. There can be no assurances that these contingency plans will be successful.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are contained on pages 24 through 38 of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  directors and executive officers of the Company are as follows:

               NAME                 AGE              POSITION(S) WITH THE COMPANY
               ----                 ---              ----------------------------
William P. Tew, Ph.D. (1)           52               Chairman and Director
Thomas P. Rice                      49               President, Chief Executive Officer and
                                                     Director
Narlin B. Beaty, Ph.D.              49               Chief Technical Officer and Director
John T. Janssen                     60               Chief Financial Officer and Treasurer
Robert J. Mello, Ph.D.              48               Vice President and Secretary
Regis F. Burke (2) (3)              51               Director
Harvey L. Miller (2) (4)            59               Director

(1)  Resigned as Chairman and Board member effective June 30, 1999.
(2)  Member of Compensation, Stock Option and Audit Committees.
(3)  Chairman of the Audit Committee.
(4)  Chairman of the Stock Option and Compensation Committees.

     WILLIAM P. TEW, PH.D., age 52, is a founder of the Company. He resigned as Chief Executive Officer in January 1999 and as Director in June 1999. He was a Director and Chairman of the Board of the Company since operations began in 1980, and was Chief Executive Officer from 1988 until January 1999. Dr. Tew also holds an appointment as Research Associate in the Department of Biological Chemistry at The Johns Hopkins University School of Medicine.

     THOMAS P. RICE, age 49, was elected a Director in 1997 and was appointed President and Chief Executive Officer as of January 11, 1999. Mr. Rice is a Certified Public Accountant. In 1996, Mr. Rice founded Columbia Investments, LLC which made selective investments, primarily in the health care industry. From 1993 to 1996, Mr. Rice was Executive Vice President, Chief Operating and Financial Officer, and a member of the Board of Directors of Circa Pharmaceuticals, Inc., a publicly-traded pharmaceutical firm. From 1991 to 1993, Mr. Rice was a principal of Competitive Advantage, a Baltimore-based management consulting firm. From 1985 to 1990, Mr. Rice was Vice President of Administration and Finance of PharmaKinetics Laboratories, Inc., Baltimore, Maryland.

     NARLIN B. BEATY, PH.D., age 49, joined the Company in 1983 and currently serves as Chief Technical Officer. He served as President of the Company from 1991 until May 1996, and has been a Director of the Company since 1989. Dr. Beaty also served as Acting President of the Company from 1989 to 1991 and as Director of Development for the Company from 1985 to 1988.

     JOHN T. JANSSEN, age 60, a Certified Public Accountant, has over 35 years of diversified financial management experience and, during the 12 years prior to joining the Company, was a member of the Board of Directors and was Chief Financial Officer of both Barre-National, Inc. of Baltimore, Maryland, and Genesee Brewing Co. of Rochester, New York.

     ROBERT J. MELLO, PH.D., age 48, has served as Vice-President of Quality and Regulatory Affairs since 1994 and was appointed Secretary in 1998. He had been with the Company for ten (10) years prior to spending 1992 to 1994 with Lederle Laboratories as Manager, Validation Services where he established, coordinated and monitored validation programs at four sites.

     REGIS F. BURKE, age 51, was elected a Director of the Company in 1995. Mr. Burke is a Certified Public Accountant in private practice, since 1988. Mr. Burke specializes in corporate transaction consulting, business planning, business valuation and litigation support services. Mr. Burke currently serves as an outside director to several companies located in Maryland and Pennsylvania. Prior to 1988, Mr. Burke was a partner with Touche Ross & Co., an international accounting firm.

     HARVEY L. MILLER, age 59, was elected a Director in 1996. Since 1980, Mr. Miller has been Chairman of GSI Corporation, a manufacturer of high-tech wire assemblies. Since 1986, Mr. Miller has been president of DM Realty Corporation, a developer of commercial real estate sites. Mr. Miller was elected a Director of Maryland Midland Railway, Inc. in March 1997.

BOARD COMMITTEES AND MEETINGS

     The Board of Directors has three standing committees: a Compensation Committee, an Audit Committee and a Stock Option Committee. The current members of each committee are Messrs. Burke and Miller. The Compensation Committee makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent public accountants. The Stock Option Committee administers and grants stock options and awards pursuant to the Company's Incentive Stock Option Plans.

     The Audit Committee, which includes the outside directors, met with the Company's independent public accountants, both before and after the year-end audit.

     During the fiscal year ended March 31, 1999, the Board of Directors held six formal meetings. All directors attended at least 80% of the meetings.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

SUMMARY OF COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four other highest compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended March 31, 1999, 1998, and 1997.

                                                                            SUMMARY COMPENSATION
                                               -----------------------------------------------------------------------------
                                                         ANNUAL COMPENSATION
                                               ----------------------------------------
                                                         SALARY AND INCENTIVE                    LONG TERM COMPENSATION
                                                           COMPENSATION                     --------------------------------
                                               ----------------------------------------      OTHER ANNUAL           STOCK
                                               YEAR           ($)              BONUS($)     COMPENSATION($)       OPTIONS(#)
                                               ----      --------------        --------     ---------------       ----------
William P. Tew, Ph.D.......................... 1999        $174,818                          $51,353(4)(1)         154,089
Chairman   (A)                                 1998        $194,428                          $   849(1)             30,130
                                               1997        $187,219                          $   270(1)             75,000

Thomas P. Rice................................ 1999        $ 34,134(2)(6)                    $ 7,200(3)            253,000(5)
President and Chief                            1998              --                          $ 9,600( 3)             3,000(3)
Executive Officer                              1997              --                          $ 1,600( 3)             8,000(3)

Narlin B. Beaty, Ph.D......................... 1999        $143,601                               --                   --
Chief Technical Officer                        1998        $150,053                               --               13,786
                                               1997        $145,434                               --               30,000

John T. Janssen............................... 1999        $141,521                               --                   --
Chief Financial Officer and Treasurer          1998        $147,880            $4,000             --               13,786
                                               1997        $141,299                               --               20,000

Robert J. Mello, Ph.D......................... 1999        $138,566                               --                   --
Secretary and Vice President                   1998        $144,792                               --               13,786
Quality and Regulatory Affairs                 1997        $138,698                               --               30,000

-----------------------------

(A)  Dr. Tew resigned as Chairman effective June 30, 1999.
(1) Represents amounts paid by the Company for life insurance premiums on behalf of Dr. Tew.
(2) Represents a partial fiscal year. Mr. Rice was appointed President of the Company in January 1999, after a two-year tenure on the Board of Directors.
(3)  Represents fees and options given to Mr. Rice as a non-employee director.
(4)  Includes $50,000 paid in January 1999 as part of management realignment.
(5) Includes 3,000 options given Mr. Rice as an outside director and 250,000 upon joining CBL.
(6)  Includes $17,067 of deferred compensation.

EMPLOYMENT AGREEMENT

     William P. Tew, Ph.D., modified his employment agreement of November 1996 as a result of the January 1999 management realignment. In exchange for Dr. Tew canceling his employment agreement he was retained as Chairman through June 30, 1999, at a monthly salary of $10,416. Beginning July 1, 1999 through June 30, 2000, Dr. Tew will serve as a consultant to the Company at a monthly retainer of $20,416 through December 31, 1999 and $20,000 per month through June 30, 2000. Dr. Tew also received a non-qualified stock option to purchase 125,000 shares at an exercise price of $3.8125 per share, which expires in December 2008.

     Mr. Rice entered into an agreement with the Company on January 11, 1999. Upon joining the Company as President and Chief Executive Officer, Mr. Rice will receive an annual salary of $150,000 of which $75,000 is deferred until January 2000. The agreement continues through December 31, 2000 and is automatically renewed for one year periods unless Mr. Rice or the Company give 90 day written notice of non-renewal. Mr. Rice was granted qualified stock options for 50,000 shares which were vested upon grant and had an exercise price of $3.75 per share, which was the market at the day of the grant. Mr. Rice also received non-qualified stock options for 200,000 shares at $1.00 per share, which was below the then $2.50 market price. 100,000 of these shares vested upon grant. The vesting of the remaining shares vest at 20,000 shares per year over the next five years or based upon the achievement of certain milestones, which if achieved would result in accelerated vesting.

     The Company has also entered into employment agreements with Dr. Beaty, Mr. Janssen and Dr. Mello. These agreements generally provide for payment of a base salary, together with incentive compensation in an amount to be determined by the Board of Directors or Compensation Committee from time to time. Base salaries established in the employment agreements for Dr. Beaty, Mr. Janssen and Dr. Mello are $131,200, $129,300, and $126,000, respectively. The base salary applicable to any executive officer may be changed through action of the Compensation Committee or Board of Directors.

     The employment agreements provide, in the case of Dr. Beaty, for an initial term of three years, with successive three-year renewal terms; and, in the case of Mr. Janssen and Dr. Mello, for an initial term of two years, with successive two-year renewal terms. The initial term of each employment agreement commenced July 1, 1995. Pursuant to the employment agreements, each of the executive officers is required to devote substantially all of his business time to Company related matters and has agreed not to solicit clients or customers of the Company for a period following termination of employment.

     The employment agreements also provide for severance payments to the executive officers of the Company in certain circumstances. Drs. Beaty and Mello and Mr. Janssen are each entitled to receipt of severance payments in an amount equal to approximately one-half of their respective annual compensation upon termination of their employment following a breach by the Company of their respective employment agreements or for good reason by the employee.

STOCK OPTION GRANTS

     Stock options were granted during the fiscal year to the officers listed below:

                                                                                               Potential Realizable
                                                                                               Value At
                                                                                               Assumed Annual
                                       % of Total                                              Appreciation
                                       Options           Exercise                              For Option Term (4)
                         Shares        Granted           Price           Expiration        ---------------------------
                         Granted       in fiscal 99      Per Share       Date                 5%($)            10%($)
                         -------       ------------      ---------      --------------     -----------       ---------
William P. Tew           29,098(1)         5.8%            $7.750         07/09/08          $145,900         $384,900
                        125,000(1)        24.9%            $3.813         12/22/08          $313,800         $827,900

Thomas P. Rice           50,000(1)        10.0%            $3.750         01/11/09          $121,300         $320,062
                        200,000(2)        39.8%            $1.000         12/31/08          $323,500         $863,500
                          3,000(3)         0.6%            $8.125         07/09/08          $ 15,800         $ 41,600

(1)  Options were fully exercisable when granted.
(2) Non-qualified options. 100,000 were vested upon grant and were issued at $1.00 compared to $2.50 market on date of grant. The balance of the shares vest over a five year period or upon a qualifying event.
(3)  Granted as an outside director prior to becoming an officer.
(4) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

STOCK OPTION EXERCISES AND HOLDINGS

     The table below sets forth information concerning the exercise of options during the 1999 fiscal year and unexercised options held as of the end of the fiscal year by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

             AGGREGATED OPTION EXERCISES IN THE 1999 FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                             VALUE OF
                                                                     NUMBER OF               UNEXERCISED
                                                                     UNEXERCISED             IN-THE-MONEY
                                                                     OPTIONS                 OPTIONS
                                     SHARES                          AT FISCAL               AT FISCAL
                                     ACQUIRED         VALUE          YEAR-END (#)            YEAR-END ($) (1)
                                     ON EXERCISE      REALIZED       EXERCISABLE (E)/        EXERCISABLE (E)/
NAME                                     (#)            ($)          UNEXERCISABLE (U)       UNEXERCISABLE (U)
----                                 -----------     ---------      -----------------       ----------------
William P. Tew, Ph.D.                   --                 --        202,969 (E)                     --
                                        --                 --         56,250 (U)                     --

Thomas P. Rice                          --                 --        107,000 (E)                $87,500 (E)
                                        --                 --        157,000 (U)                $87,500 (U)

Narlin B. Beaty, Ph.D.                  --                 --         36,286 (E)                $ 5,625 (E)
                                                                      27,500 (U)                $ 1,875 (U)

John T. Janssen                         --                 --         23,786 (E)                $ 1,875 (E)
                                        --                 --         25,000 (U)                $ 3,750 (U)

Robert J. Mello, Ph.D.               5,000            $28,125         26,286 (E)                $ 2,187 (E)
                                                                      32,500 (U)                $ 4,687 (U)

-------------------------
(1) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price. The fair market value on March 31, 1999 was $1.875 per share.

     Robert J. Mello, Ph.D., Secretary and Vice President of Quality and Regulatory Affairs exercised options on April 21, 1998 to purchase 5,000 shares at $1.50 which had been granted November 30, 1995.

COMPENSATION OF BOARD OF DIRECTORS

     Executive Officers of the Company who also serve on the Board of Directors receive no additional compensation for their service as such. Members of the Board of Directors who are not also employed by the Company receive annual compensation of $9,600 per year for their service on the Board of Directors. In addition, the Company grants to each director, upon that individual's initial appointment or election to the Board of Directors, an option to purchase 8,000 shares of Common Stock at the then current market price. Accordingly, Mr. Burke was granted an option to purchase 8,000 shares of Common Stock at $1.50 per share in November 1995, Mr. Miller was granted an option to purchase 8,000 shares of Common Stock at $3.125 per share in November 1996, and Mr. Rice was granted an option to purchase 8,000 shares of Common Stock at an exercise price of $5.1875 per share in March 1997. Each of these respective options is evidenced by a Director's Agreement and a related Option Agreement by and between the Company and the director and becomes exercisable based on a vesting schedule over a four-year period measured from the date of grant.

     In addition, in March 1997, the Board of Directors approved the 1997 Directors' Stock Option Plan of the Company (the "Directors' Plan"). The Directors' Plan provides for the issuance of a qualified stock option to purchase 3,000 shares of Common Stock to each director of the Company who is not an officer and who is serving as chairperson of any standing committee of the Board of Directors at the date of grant. Options under the Directors' Plan are automatically granted annually at the first meeting of the Board of Directors following the Annual Meeting of the Stockholders at an exercise price equal to the then current market price of the Common Stock. Accordingly, on August 12, 1997, options to purchase 3,000 shares each were granted to Messrs. Burke, Miller and Rice, exercisable at the then current market price of $6.00 per share. Options granted under the Directors' Plan generally vest on the first anniversary of the date of grant, provided that the director is deemed under the Directors' Plan to have served as chairperson. In accordance with the 1997 Directors' Stock Option Plan on July 9, 1998, options to purchase 3,000 shares each were issued to Messrs. Burke, Miller and Rice exercisable at $8.125, the then current market price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 1, 1999, with respect to the number of shares owned by each person who is known by the Company to own beneficially 5% or more of its Class A Common Stock, each director of the Company and all directors and officers of the Company as a group.

NAME AND ADDRESS OF                                        SHARES BENEFICIALLY      PERCENTAGE BENEFICIALLY
BENEFICIAL OWNER                                                 OWNED(1)                    OWNED
----------------------                                     -------------------      -----------------------
William P. Tew, Ph.D.                                            559,907(2)                  7.9%
1111 South Paca Street
Baltimore, MD 21230

Regis F. Burke                                                    63,200(3)                   .9%
6 Kincaid Court
Baldwin, MD 21013


Harvey L. Miller                                                  92,500(4)                  1.3%
200 Village Square
Cross Keys
Baltimore, MD 21210

Thomas P. Rice                                                   162,500(5)                  2.3%
4209 Buckskin Wood Drive
Ellicott City, MD 21042

Narlin B. Beaty, Ph.D.                                           167,791(6)                  2.4%
13406 Blythenia Road
Phoenix, MD 21131

Corporate Opportunities Fund (Institutional) L.P.                798,458(8)                 11.2%
126 East 56th Street
New York, NY 10022

Corporate Opportunities Fund L.P.                                147,427(9)                  2.1%
126 East 56th Street
New York, NY 10022

All directors and officers as a group                          1,223,131(7)                 17.2%
(7 persons)
------------------------------------

(1) Unless otherwise noted, all shares indicated are held with sole voting and sole investment power.
(2) Includes 202,969 shares purchasable under option exercisable within 60 days of June 1, 1999; does not include 10,000 shares owned by Pamela Maupin, wife of Dr. Tew, with respect to which shares Dr. Tew disclaims beneficial ownership.
(3) Includes 12,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(4) Includes 10,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(5) Includes 110,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(6) Includes 36,286 shares purchasable under option exercisable within 60 days of June 1, 1999.
(7) Includes 475,827 shares purchasable under option exercisable within 60 days of June 1, 1999.
(8) Includes the common stock equivalent of Series A Preferred Stock purchased May 20, 1999.
(9) Includes the common stock equivalent of Series A Preferred Stock purchased May 20, 1999.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1). Financial Statements                                                          Page Number
              --------------------                                                          -----------
      Report of Independent Public Accountants.....................................              23

      Consolidated Balance Sheets - March 31, 1999
                     and 1998......................................................              24
      Consolidated Statements of Operations - Years
                    Ended March 31, 1999, 1998 and 1997............................              25
      Consolidated Statements of Changes in Stockholders'
                    Equity - Years Ended March 31, 1999,
                    1998 and 1997..................................................              26
      Consolidated Statements of Cash Flows -
                    Years Ended March 31, 1999, 1998 and 1997......................              27

      Notes to Consolidated Financial Statements...................................             28-36

      (a)(2).  Schedules
               ---------

Schedule Number                      Description                                            Page Number
---------------                      -----------                                            -----------
      II                             Valuation and Qualifying Accounts                           37

Exhibit                              Description                                            Page Number
-------                              -----------                                            -----------
      23.1                          Consent of Independent Public Accountant                    38

(a)(3).  Exhibits
         -------

F 3.01         Articles of Restatement.

C 3.02         Amended and Restated By-Laws of the Registrant

A 10.01        Second Incentive Stock Option plan of the Registrant.

A 10.02        Third Incentive Stock Option Plan of the Registrant.

A 10.03 Lease, dated December 26, 1986, between Centennial/Warren Technology Associates Limited Partnership, as predecessor of Jiffy Lube International of Maryland, Inc., and the Registrant.

B 10.04 Loan and Security Agreement, dated September 2, 1994, by and between the Registrant and the Bank of Baltimore Bancorp Leasing and Financial Inc., now known as First Union National Bank of Maryland.

D 10.05 Employment Agreement dated as of July 1, 1995 by and between the Registrant and William P. Tew, Ph.D.

D 10.06 Employment Agreement dated as of July 1, 1995 by and between the Registrant and Narlin B. Beaty, Ph.D.

D 10.07 Employment Agreement dated as of July 1, 1995 by and between the Registrant and John T. Janssen.

D 10.08 Employment Agreement dated as of July 1, 1995 by and between the Registrant and Robert J. Mello, Ph.D.

E 10.09 Loan Agreement dated as of November 1, 1996, by and between the Registrant and Maryland Industrial Development Financing Authority

E 10.10 Letter of Credit and Reimbursement Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.

E 10.11 Collateral Pledge Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.

E 10.12 Promissory Note dated as of November 21, 1996 from the Registrant to the Mayor and City Council of Baltimore, in the original principal sum of $1,500,000.

E 10.13 Promissory Note dated as of November 21, 1996 from the Registrant to the Maryland Industrial Financing Authority, in the original principal sum of $7,000,000.

D 10.14        Fourth Incentive Stock Option Plan of the Registrant.

F 10.15 Letter Agreement dated November 21, 1996, by and between Registrant and William P. Tew, Ph.D.

F 10.16 Letter Agreement dated November 21, 1996, by and between Registrant and Narlin B. Beaty, Ph.D.

F 10.17 Letter Agreement dated November 21, 1996, by and between Registrant and John T. Janssen.

F 10.18 Letter Agreement dated November 21, 1996, by and between Registrant and Robert J. Mello, Ph.D.

F 10.19        1997 Directors' Stock Option Plan of the Registrant

G 10.20 Letter Agreement dated February 10, 1999, by and between Registrant and William P. Tew, Ph.D.

H 10.21 Employment Agreement dated as of January 11, 1999 by and between the Registrant and Thomas P. Rice.


A22            Subsidiary of the Registrant.

A23.1          Consent of Independent Public Accountants

A27            Financial Data Schedule

-------------------
A Incorporated by reference to Exhibits to Company's Registration Statement on Form S-1 (No. 333-17655).
B Incorporated by reference to Exhibits to Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1994.
C Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1994.
D Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1995.
E Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 1996.

F Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-2 (No. 333-25903).
G Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 1998.
H Incorporated by reference to Exhibits to Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1999.


(b)            REPORTS ON FORM 8-K

               The Registrant filed a current Report on Form 8-K on March 4, 1997, reporting an Item 5 event (the appointment of Mr. Thomas P. Rice to the Board of Directors).

               The Registrant filed a current Report on Form 8-K on May 24, 1999, reporting an Item 5 event (the private placements of Convertible Preferred and Common Stock)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

By: /s/Thomas P. Rice                        By: /s/ John T. Janssen
    ---------------------------------            ----------------------------
    Thomas P. Rice                               John T. Janssen
    President and Chief Executive                Treasurer and Chief Financial
    Officer                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                        Date

/s/Thomas P. Rice                  President, Chief             June 28, 1999
-------------------------          Executive Officer and
Thomas P. Rice                     Director

/s/Narlin B. Beaty, Ph.D.          Chief Technical Officer      June 28, 1999
-------------------------          and Director
Narlin B. Beaty, Ph.D.

/s/Regis F. Burke                  Director                     June 28, 1999
-------------------------
Regis F. Burke

/s/Harvey L. Miller                Director                     June 28, 1999
-------------------------
Harvey L. Miller

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Chesapeake Biological Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Chesapeake Biological Laboratories, Inc. (a Maryland corporation) and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Biological Laboratories, Inc. and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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

/s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland,
June 11, 1999

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                        MARCH 31, 1999       MARCH 31, 1998
   CURRENT ASSETS
   Cash and cash equivalents                                      $410,595           $3,041,705
   Restricted cash                                                 350,000              350,000
   Accounts receivable, net                                      1,114,674            1,259,560
   Inventories                                                     491,177              524,996
   Prepaid expenses and other assets                               477,319              603,404
   Deferred tax asset                                              124,084               92,208
                                                               -----------          -----------
     TOTAL CURRENT ASSETS                                        2,967,849            5,871,873

   Property and equipment, net                                  10,171,932            9,428,831
   Bond funds held by the trustee                                       --              778,454
   Deferred financing costs and other assets                       101,375              413,933
                                                               -----------          -----------
     TOTAL ASSETS                                              $13,241,156          $16,493,091
                                                               -----------          -----------
                                                               -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $799,089             $403,372
   Line of credit                                                  644,445                   --
   Current portion of long term debt                               717,369              389,547
   Current portion of capital lease obligations                        853               28,098
   Current portion of accrued restructuring costs                  523,094                   --
   Deferred revenue                                                382,208              177,593
                                                               -----------          -----------
      TOTAL CURRENT LIABILITIES                                  3,067,058              998,610


   Long term debt, net of current portion                        7,564,276            8,283,102
   Capital lease obligations, net of current portion                    --                  854
   Accrued restructuring costs, net of current portion             561,215                   --
   Other liabilities                                                30,000               22,523
   Deferred tax liability                                          124,084              124,084
                                                               -----------          -----------
      TOTAL LIABILITIES                                         11,346,633            9,429,173
                                                              ------------         ------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Class A common stock, par value $.01 per share;
      8,000,000 shares authorized; 5,365,101 and
      5,276,195 shares issued and outstanding                       53,651               52,762
   Class B common stock, par value $.01 per share;
      2,000,000 shares authorized; no shares issued
      and outstanding                                                   --                   --
   Additional paid-in capital                                    7,613,014            7,369,039
   Accumulated deficit                                          (5,772,142)            (357,883)
                                                               -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                                 1,894,523            7,063,918
                                                               -----------          -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $13,241,156          $16,493,091
                                                               -----------          -----------
                                                               -----------          -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

                                                        1999            1998            1997
                                                        ----            ----            ----
REVENUES                                             $6,747,045      $7,015,858      $8,653,793
Cost of sales                                         7,423,073       5,357,953       6,018,961
                                                    -----------     -----------     -----------
   GROSS (LOSS) PROFIT                                 (676,028)      1,657,905       2,634,832

OPERATING EXPENSES:
   General and administrative                         1,889,185       1,533,388       1,430,976
   Selling                                            1,040,708         743,095         413,136
   Restructuring charges                              1,239,577              --              --
                                                    -----------     -----------     -----------
   (LOSS) INCOME FROM OPERATIONS                     (4,845,498)       (618,578)        790,720

Interest expense                                       (453,108)       (203,864)        (27,315)
Interest income and other, net                          149,031         221,445          36,143
                                                    -----------     -----------     -----------
   (LOSS) INCOME FROM OPERATIONS BEFORE TAXES
    AND EXTRAORDINARY ITEM                           (5,149,575)       (600,997)        799,548

Benefit from (provision for) taxes                           --         222,369        (295,833)
                                                    -----------     -----------     -----------
   (LOSS) INCOME BEFORE EXTRAORDINARY ITEM           (5,149,575)       (378,628)        503,715
EXTRAORDINARY LOSS ON REFINANCING                       264,684              --              --
                                                    -----------     -----------     -----------
   NET (LOSS) INCOME                                $(5,414,259)      $(378,628)       $503,715
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------
(LOSS) INCOME PER COMMON SHARE:
Basic -
         (Loss) income before extraordinary item         $(0.97)         $(0.08)          $0.12
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------
         Net (loss) income                               $(1.02)         $(0.08)          $0.12
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------
Diluted -
         (Loss) income before extraordinary item         $(0.97)         $(0.08)          $0.12
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------
         Net (loss) income                               $(1.02)         $(0.08)          $0.12
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

         Basic                                        5,323,806       4,991,251       4,030,832
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------
         Diluted                                      5,323,806       4,991,251       4,190,767
                                                    -----------     -----------     -----------
                                                    -----------     -----------     -----------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  COMMON STOCK                                                        TOTAL
                                          ----------------------------         ADDITIONAL        ACCUMULATED       STOCKHOLDERS'
                                            SHARES           PAR VALUE       PAID-IN CAPITAL   EARNINGS/(DEFICIT)    EQUITY
                                            ------           ---------       ---------------   ------------------  -------------
BALANCE, MARCH 31, 1996                   3,979,938            $39,799         $3,827,182          $(482,970)       $3,384,011
   Issuance of shares pursuant to
      purchase of building                  125,000              1,250            148,750                 --           150,000

   Issuance of shares pursuant to
      exercise of stock options               9,620                 96              4,904                 --             5,000

   Net income                                    --                 --                 --            503,715           503,715
                                         ----------        -----------        -----------        -----------        ----------
BALANCE, MARCH 31, 1997                   4,114,558             41,145          3,980,836             20,745         4,042,726
   Issuance of shares pursuant
      to follow-on public offering        1,034,793             10,348          3,276,693                 --         3,287,041

   Issuance of shares pursuant to
      exercise of stock options             126,844              1,269            111,510                 --           112,779

   Net loss                                      --                 --                 --           (378,628)         (378,628)
                                         ----------        -----------        -----------        -----------        ----------
BALANCE, MARCH 31, 1998                   5,276,195             52,762          7,369,039           (357,883)        7,063,918
   Issuance of shares pursuant to
      exercise of stock options              88,906                889             15,850                 --            16,739

   Vesting of below market
     stock options grants                        --                 --            228,125                 --           228,125

   Net loss                                      --                 --                 --         (5,414,259)       (5,414,259)
                                         ----------        -----------        -----------        -----------        ----------
BALANCE, MARCH 31, 1999                   5,365,101            $53,651         $7,613,014        $(5,772,142)       $1,894,523
                                         ----------        -----------        -----------        -----------        ----------
                                         ----------        -----------        -----------        -----------        ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

                                                                   1999             1998            1997
                                                                   ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                              $(5,414,259)      $(378,628)       $503,715
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Extraordinary item                                              264,684              --              --
   Depreciation                                                    509,548         346,994         360,922
   Non-cash compensation expense                                   228,125              --              --
   Deferred income taxes                                                --         (26,133)         62,050
   Decrease (increase) in accounts receivable                      144,886        (544,767)        (43,167)
   Decrease in inventories                                          33,819         235,079         927,541
   Decrease (increase) in prepaid expenses and other assets         94,209        (280,628)       (129,139)
   Decrease (increase) in other assets                              53,422         (42,222)             --
   Increase (decrease) in accounts payable
      and accrued expenses                                         395,717        (147,740)        199,370
   Increase in accrued restructuring costs                       1,084,309              --              --
   Increase (decrease) in deferred revenue                         204,615          91,706        (129,626)
   Increase (decrease) in other liabilities                          7,477         (30,067)        (30,067)
                                                               -----------     -----------     -----------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (2,393,448)       (776,406)      1,721,599
                                                               -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (1,252,649)     (4,859,980)     (3,612,600)
    Decrease in bond funds held by trustee                         778,454       3,904,543      (4,682,998)
                                                               -----------     -----------     -----------
       NET CASH USED IN INVESTING ACTIVITIES                      (474,195)       (955,437)     (8,295,598)
                                                               -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short term borrowings, net                       644,445              --              --
    Repayments of long-term debt                                  (391,004)        (23,129)        (22,419)
    Repayments of capital lease obligations                        (28,099)        (29,022)        (29,264)
    Net proceeds from sale of stock                                 16,739       3,399,819           5,000
    Payment of debt issuance costs                                  (5,548)         (7,064)       (336,957)
    Increase in restricted cash                                         --              --        (350,000)
    Proceeds from long-term note and bond                               --              --       8,500,000
                                                               -----------     -----------     -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   236,533       3,340,604       7,766,360
                                                               -----------     -----------     -----------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (2,631,110)      1,608,761       1,192,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,041,705       1,432,944         240,583
                                                               -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $410,595      $3,041,705      $1,432,944
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
CASH PAID DURING THE YEAR FOR:
    Interest                                                      $453,108        $203,865         $27,315
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
    Income taxes                                               $        --        $153,800          $7,733
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
NON-CASH TRANSACTIONS:
    Note payable - maintenance agreement                       $        --        $150,000     $        --
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
    Issuance of stock pursuant to purchase of building         $        --     $        --        $150,000
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997

1.   ORGANIZATION

     Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is a provider of pharmaceutical and biopharmaceutical parenteral product development and production services on a contract basis for a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, CBL has provided its parenteral product development services to more than 100 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 100 therapeutic products intended for human clinical trials. Customers contract with the Company to produce development stage products for use in U.S. Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved parenteral products for commercial sale. The Company's business depends in part on strict government regulation of the drug development process, especially in the United States. CBL's production facilities operate under the current Good Manufacturing Practices ("cGMP") established and regulated by the FDA.

     The Company's operations are treated as one operating segment, pharmaceutical and biopharmaceutical product development and production services, as it only reports profit and loss information on an aggregate basis to operating management of the Company.

     During the fiscal year ended March 31, 1999, the Company successfully validated and completed the FDA initial inspection of the new Camden production facility, and reorganized and expanded the sales and marketing organization to utilize the additional capacity now available to the Company. The Company also initiated a management reorganization, including hiring a new President and Chief Executive Officer, implemented a workforce reduction and began to consolidate all production into the Camden facility. These actions were taken to address the Company's recent significant operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend from February to May 1999 and the recent signing of new customer agreements. Additionally as described below, in May 1999, the Company raised $1.9 million, net of related fees of $100,000, in private placements of common and convertible preferred stock. During June 1999, the Company also negotiated revised loan covenants with its primary lender allowing the Company to be in compliance at March 31, 1999 (see Note 8). The Company is required to achieve substantial growth in revenues and improvement in operating results in order to meet these covenants and its obligations through March 31, 2000. Management believes its plans will generate sufficient cash resources to meet its covenants and cash needs through at least April 2000. However, there can be no assurance this will occur.

     In May 1999, the Company raised $450,000 through the private placement sale of 225,000 shares of its Common Stock to eight investors. The investors include board members Thomas P. Rice, Harvey L. Miller, Regis F. Burke, and Narlin B. Beaty. The proceeds from the sale will be used for general corporate purposes.

     In May 1999, the Company also raised $1,451,000, net of related costs of approximately $100,000, through the sale of 15,510 shares of its Series A convertible Preferred Stock (the "Preferred Stock") together with warrants to purchase an aggregate of 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. The Preferred Stock is convertible into the Company's Common Stock at $1.50 per share. Under the terms of the Preferred Stock, the investors are permitted, as a separate class, to elect one person to the Company's Board of Directors. The proceeds from the sale will be used for general corporate purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of CBL and its wholly-owned subsidiary, CBL Development Corporation. Significant intercompany accounts have been eliminated in consolidation.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of allowance for doubtful accounts of $55,490 and $70,300 as of March 31, 1999 and 1998, respectively.

     INVENTORIES

     Inventories consist of raw materials and work-in-process, which are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease. Assets under construction are not depreciated until placed into service. Interest and construction overhead costs incurred during the construction period are capitalized.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts held in bank accounts and amounts invested in accounts with an a original maturity of three months or less, which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000 which are being held by the Bond Trustee as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see Note 8).

     REVENUE RECOGNITION

     The Company recognizes income when product is shipped or the service has been provided to the customer. Deferred revenue represent deposits normally required of customers with development products.

     INCOME TAXES

     Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 12).

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

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

3.   CONCENTRATIONS OF CREDIT RISK/SIGNIFICANT CUSTOMERS

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

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     In September 1997, the Company made its final shipment of VitraxTM to Allergan and no further shipments have been made and no further revenues are expected from Allergan relative to VitraxTM.

     There were no sales to Allergan in fiscal year 1999. During the years ended March 31, 1998 and 1997, approximately 14% and 49% of CBL's sales were to Allergan, respectively. During the years ended March 31, 1999, 1998 and 1997, sales to the largest customer, exclusive of Allergan, which was a different customer each year, were 13%, 6% and 8%, of CBL's sales, respectively.

4.   INVENTORIES

     Inventories consisted of the following at March 31, 1999 and 1998:

                                                 1999              1998
                                                 ----              ----
     Raw materials                          $ 273,506         $ 280,344
     Work-in-process                          217,671           244,652
                                              -------           -------
                                            $ 491,177         $ 524,996
                                              -------           -------
                                              -------           -------

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at March 31, 1999 and 1998:

                                                     1999                 1998
                                                     ----                 ----
     Land                                     $   253,763          $   253,763
     Building                                   9,075,034            2,131,538
     Construction in progress                          --            6,119,240
     Laboratory equipment                       2,478,034            2,173,321
     Furniture and fixtures                       555,695              432,015
     Leasehold improvements                       446,992              446,992
                                              -----------          -----------
                                               12,809,518           11,556,869
     Less: Accumulated depreciation and
            amortization                       (2,637,586)          (2,128,038)
                                              -----------          -----------
                                              $10,171,932           $9,428,831
                                              -----------          -----------
                                              -----------          -----------

     Depreciation and amortization expense for the years ended March 31, 1999, 1998 and 1997 was $509,548, $346,994 and $360,922, respectively.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 1999 and 1998 are summarized as follows:

                                                     1999              1998
                                                     ----              ----
     Accounts payable, trade                   $  449,257         $ 250,016
     Accrued expenses                             286,048           100,661
     Accrued vacation payable                      63,784            52,695
                                               ----------         ---------
                                               $  799,089         $ 403,372
                                               ----------         ---------
                                               ----------         ---------

     7.   BANK FINANCING ARRANGEMENTS

     During fiscal 1995, the Company obtained a $750,000 Revolving Line of Credit Facility secured by the Company's inventory and accounts receivable, and by equipment acquired by the Company. The Revolving Line of Credit Facility, which is used to fund operating requirements, provides for interest at 3.00% over the LIBOR Market Index Rate. The balance outstanding on the Revolving Line of Credit Facility as of March 31, 1999 was $644,445 and there were no balances outstanding on the Revolving Line of Credit Facility as of March 31, 1998 and 1997.

     The average outstanding balance on the Revolving Line of Credit Facility for fiscal years 1999, 1998 and 1997 was $370,000, $24,000 and $21,000, respectively. The average interest rate on the Revolving Line of Credit Facility for fiscal years 1999, 1998 and 1997 was 7.96%, 8.69% and 8.75%, respectively.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     There are certain covenants contained in the Revolving Line of Credit Facility. During 1999, certain covenant violations were waived and the covenants were amended going forward, effective March 31, 1999. As of March 31, 1999, the Company is in compliance with all amended covenants.

8.   LONG TERM DEBT

     In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company has now completed renovating in order to provide office, warehouse and pharmaceutical manufacturing space.

     The purchase and renovation costs for this building were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority (the "MIDFA Bonds"), and a $1,500,000 loan from the Mayor and City Council of Baltimore acting through the Department of Housing and Community Development and the City of Baltimore Development Corporation (the "Loan"). The bonds were tax exempt and originally carried a variable rate with an option to be converted to a fixed rate.

     Also in November 1996, the Company entered into an interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the bonds. This agreement resulted in a maximum interest rate of 5.51% on $6,000,000 of the outstanding bonds. The agreement originally expired in November 2003.

     During November 1998, the Company converted the $7,000,000 MIDFA Bonds from tax-exempt to taxable bonds in order to eliminate the capital expenditure restriction associated with the tax-exempt bonds. In connection with the conversion, the Company also amended the interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the bonds. This amended agreement results in a maximum interest rate of 6.99% on all of the outstanding bonds. This amended agreement will expire in November 2005. The fair value of the interest rate agreement at March 31,1999 was approximately $145,000.

     The principal portion of the Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay letter of credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, and principal portions of the bonds are subject to redemption, in part, commencing November 1998. The maturity date is August 1, 2018.

     In connection with the conversion of the bonds from tax-exempt to taxable, the Company incurred costs of approximately $87,000 which have been capitalized as deferred financing costs in the accompanying consolidated balance sheet as of March 31, 1999. These cost will be amortized over the remaining term of the bonds. The remaining unamortized deferred financing costs associated with the initial financing of $264,684, was accounted for as an extinguishment of debt and is presented in the consolidated statement of operations as extraordinary loss on refinancing, net of tax.

     There are certain covenants contained in the debt agreement. During 1999, certain covenant violations were waived and the covenants were amended going forward, effective March 31, 1999. As of March 31, 1999, the Company is in compliance with all amended covenants.

     The Loan from the City of Baltimore has an interest rate which is fixed at 6.5%. The Loan required interest only payments for the first two years and, beginning November 1998, monthly principal and interest payments which expire in November 2016.

     In connection with the financing, the Company has capitalized net construction period interest costs of $217,000 and $337,000 in fiscal years 1999 and 1998 respectively, which is being amortized over the useful life of the building. The Company's other long term debt as of March 31, 1999 is an equipment loan which bears interest at 8.5% and is repayable through April 1, 1999 in variable monthly installments.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     The remaining principal payments on the Company's long term debt as of March 31, 1999, are as follows:

         Year Ending March 31,
         ---------------------
         2000                                         $717,369
         2001                                          728,019
         2002                                          672,834
         2003                                          671,373
         2004 and thereafter                         5,492,050
                                                    ----------
                                                    $8,281,645
                                                    ----------
                                                    ----------

     Based on the borrowing rates currently available to the Company, the fair value of long-term debt, exclusive of capital lease obligations, as of March 31, 1999, is approximately $8,383,168.

9.   LEASES:

     In December 1993, the Company entered into a non-cancelable operating lease agreement for a facility in Owings Mills, Maryland, to house its corporate offices, warehousing, shipping and receiving functions. The lease terms had provided for an initial expiration date of December 31, 1998. However, as of June 1, 1997, the Company negotiated termination of the Owings Mills facility lease, effective June 1, 1997, in exchange for a termination fee of $30,200 paid by the Company, resulting in net savings to the Company of approximately $200,000 over the remaining term of the lease. The rent expense to the Company under the lease agreement was $0, $59,378 and $143,948 for years ended March 31, 1999, 1998 and 1997, respectively.

     The Company's original facility ("Seton") is primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewable terms of two years each. On April 14, 1998, the Company exercised the right to renew the Seton lease. The lease now expires on December 31, 2000 and may, at the Company's option, be renewed again for another two year period. Related rental payments for the years ended March 31, 1999, 1998 and 1997, were $250,163, $243,067 and $232,784, respectively.

     In previous years, the Company entered into several non-cancelable capital lease obligations for various pieces of laboratory equipment and furniture that expire during next fiscal year. In addition, the Company entered into several operating leases in fiscal year 1999, 1998 and 1997 that expire during fiscal years 2001 through 2004.

     At March 31, 1999 the aggregate future minimum annual lease payments were as follows:

         Year Ended March 31                              Capital Leases   Operating Leases
         -------------------                              --------------   ----------------
         2000                                                   $ 1,123        $ 1,035,046
         2001                                                        --            987,094
         2002                                                        --            817,440
         2003                                                        --            618,631
                                                               --------        -----------
         Total payments                                           1,123        $ 3,458,211
                                                                               -----------
                                                                               -----------
         Less: interest                                            (270)
                                                               --------
         Present value of future minimum lease payments        $    853
                                                               --------
                                                               --------


10.  CONTINGENCIES

     In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     products that it has produced or developed for others. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage. Clinical trial materials are produced by the Company for use by its customers in studies that are strictly regulated by the FDA. During fiscal 1999, 1998 and 1997, there were no legal proceedings to which the Company was a party.

11.  STOCK OPTION PLANS

     The Company has adopted four incentive stock option plans for employees (the "Option Plans") and a separate plan for Directors. The Option Plans provide for the granting of incentive stock options within the meaning of
     Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of all options granted under the Option Plans must be at least equal to the fair market value of such shares on the date of the grant and the maximum term of the options range from five to ten years.

     In fiscal year 1999, the Company granted non-qualified stock options to two executive officers to purchase up to 325,000 shares of the Company's common stock, valid for 10 years from issuance, with an exercise price of $1.00 per share. Vesting periods are based on either the passage of time or based upon the achievement of certain milestones, which if achieved would result in accelerated vesting of up to 162,500 shares of the aforementioned options for the key employees. In fiscal year 1999, the Company recognized $228,125 in non-cash compensation expense, in accordance with APB Opinion No. 25, relating to the value of such immediately vesting options and it expects to charge varying amounts of non-cash compensation expense to operations through 2004 relating to such agreements.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation expense has been recognized, except as noted above. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Year Ended           Year Ended
                                                March 31, 1999       March 31, 1998
                                                --------------       --------------
     Net loss:
        As reported                                $(5,414,259)        $ (378,628)
        Pro forma                                   (6,654,039)          (660,876)

     Basic earnings per share:
        As reported                                     (1.02)             (0.08)
        Pro forma                                       (1.25)             (0.13)
     Diluted earnings per share:
        As reported                                     (1.02)             (0.08)
        Pro forma                                       (1.25)             (0.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    Year Ended           Year Ended
                                                March 31, 1999       March 31, 1998
                                                --------------       --------------
     Expected volatility                                119.0%                75.0%
     Risk-free interest rates                       4.5 - 5.4%           5.5 - 6.4%
     Expected lives                                    5 years              5 years

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     A summary of qualified option transactions for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                        1999                           1998                        1997
                                              -------------------------  ---------------------------  ---------------------------
                                                       Weighted Average             Weighted Average             Weighted Average
                                               Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                               ------    --------------     ------    --------------     ------    --------------
  Outstanding, beginning of year              610,887             $3.10    571,900             $2.37    366,750             $2.16
  Granted                                     271,889              4.97    202,361              4.22    300,000              2.98
  Exercised                                  (165,926)             2.66   (160,484)             1.94    (11,250)             1.28
  Expired or canceled                         (59,750)             5.03     (2,890)             1.40    (83,600)             3.80
                                            ---------             -----  ---------             -----  ---------             -----
  Outstanding, end of year                    657,100             $3.81    610,887             $3.10    571,900             $2.37
                                            ---------             -----  ---------             -----  ---------             -----
                                            ---------             -----  ---------             -----  ---------             -----
  Shares available for future grant           129,350                      324,239                      531,550
                                            ---------                    ---------                    ---------
                                            ---------                    ---------                    ---------
  Options exercisable at end of period        409,450                      166,787                      105,000
                                            ---------                    ---------                    ---------
                                            ---------                    ---------                    ---------
  Weighted average fair value
   of qualified options granted             $    2.49                    $    2.78                    $    2.24
                                            ---------                    ---------                    ---------
                                            ---------                    ---------                    ---------


     The following table summarizes information about qualified stock options outstanding and exercisable at March 31, 1999:


                                         Options Outstanding                            Options Exercisable
                                         -------------------                            -------------------
                              Number             Average             Weighted             Number            Weighted
      Range of        Outstanding at           Remaining              Average    Exercisable  at             Average
   Exercise Prices   March 31, 1999     Contractual Life       Exercise Price     March 31, 1999      Exercise Price
   -----------------------------------------------------------------------------------------------------------------
   $1.50-$3.00               101,975           6.8 years                $1.55             47,700               $1.53
   $3.00-$5.00               426,536           8.6 years                 3.60            306,286                3.73
   $5.00-$8.125              128,589           9.0 years                 6.31             55,464                6.76
                             -------           ---------                -----            -------               -----
                             657,100           8.4 years                $3.81            409,450               $3.89
                             -------           ---------                -----            -------               -----
                             -------           ---------                -----            -------               -----


12.  INCOME TAXES

     The (benefit) provision for income taxes was comprised of the following for the years ended March 31, 1999, 1998 and 1997:

                                                   1999             1998          1997
                                                   ----             ----          ----
   Federal:
      Current                                  $        --       $(180,325)   $ 198,716
      Deferred                                  (1,765,915)        (24,014)      52,743
   State:
      Current                                           --         (15,911)      35,067
      Deferred                                    (240,806)         (2,119)       9,307
                                              ------------        --------     --------
   (Benefit) provision for income taxes         (2,006,721)       (222,369)     295,833
   Less: valuation allowance                     2,006,721              --           --
                                              ------------        --------     --------
                                              $         --        $222,369     $295,833
                                              ------------        --------     --------
                                              ------------        --------     --------


     The following table reconciles income taxes at the federal statutory rate to the provision for income taxes in the

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     accompanying consolidated statements of income for the years ended March 31, 1999, 1998 and 1997.

                                                        1999         1998        1997
                                                        ----         ----        ----
      Income tax at federal statutory rate          $(1,840,848)  $(204,339)   $271,846
      State tax, net of federal benefit                (240,806)    (18,030)     36,939
      Other                                              74,933          --     (12,952)

       Increase in valuation allowance                2,006,721          --          --
                                                    -----------   ---------    --------
      (Benefit) provision for income taxes          $        --   $(222,369)   $295,833
                                                    -----------   ---------    --------
                                                    -----------   ---------    --------

     As of March 31, 1999, the Company had net operating loss ("NOL") carry forwards available for federal income tax purposes of $3,866,394, which expires in 2019. NOL carry forwards are subject to ownership limitations and may also be subject to various other limitations on the amounts to be utilized. As of March 31, 1999, the Company had certain other tax credits of approximately $54,400, the majority of which will begin to expire in 2013. Realization of net deferred tax assets related to the Company's NOL carry forwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to the net deferred tax asset which are uncertain to be realized in the future, resulting in a net deferred tax assets of approximately $0 at March 31, 1999. The amount charged to the valuation reserve in 1999 was $2,006,721.

     Deferred tax liabilities and deferred tax assets as of March 31, 1999 and 1998, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

                                                                 March 31, 1999      March 31, 1998
                                                                 --------------      --------------
      Net current deferred tax assets/ (deferred tax
            liabilities):
         Inventory                                                   $   81,928          $   41,359
         Accruals and reserves                                          399,112              50,849
         Valuation allowance                                           (356,956)                 --
                                                                     ----------           ---------
                                                                     $  124,084          $   92,208
                                                                     ----------           ---------
                                                                     ----------           ---------
      Net long term deferred tax assets/ (deferred tax
            liabilities):
         Credit carry forwards                                       $   54,400          $   17,537
         Property and equipment                                         (29,107)           (134,490)
         Consulting costs                                                (7,506)            ( 7,131)
         Net operating loss                                           1,507,894                  --
         Valuation allowance                                         (1,649,765)                 --
                                                                     ----------           ---------
                                                                     $ (124,084)          $(124,084)
                                                                     ----------           ---------
                                                                     ----------           ---------

13.  PROFIT SHARING PLAN

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

14.  EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board, (FASB), issued a Statement of Financial Accounting Standards, (SFAS), No. 128, "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the years ended March 31, 1999 and 1998 respectively, because of the Company's net loss. Earnings per share information for prior years has been restated to reflect the new requirements.

     The dilutive effect of all options outstanding has been determined using the treasury stock method. The weighted average shares outstanding is calculated as follows:



                                                               1999          1998         1997
                                                               ----          ----         ----
     Basic weighted average shares outstanding            5,323,806     4,991,251    4,030,832
     Effect of dilutive common equivalent shares                 --            --      159,935
                                                          ---------     ---------    ---------
     Diluted weighted average shares outstanding          5,323,806     4,991,251    4,190,767
                                                          ---------     ---------    ---------
                                                          ---------     ---------    ---------

     Qualified options to purchase 657,100 shares of common stock at a weighted average exercise price of $3.81 per share and non-qualified options to purchase 325,000 shares of common stock at a weighted average exercise price of $1.00 per share were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the Company had a net loss for the year, and, therefore, the effect would be antidilutive.

15.  RESTRUCTURING CHARGES

     In the fourth quarter of fiscal year 1999, the Company implemented a realignment of management, a workforce reduction and decided to close its Seton experimental facility and consolidate its operation into the new Camden facility. The workforce reduction resulted in the termination of 15 people including full time and temporary employees. This action in addition to other non-personnel cost reductions resulted in a restructuring charge of $1.2 million in the accompanying consolidated statement of operations. The realignment and the workforce reduction resulted in a charge of $692,577 in fiscal year 1999 and $548,000 was provided for the closing of the Seton facility for a total restructuring charge of $1.2 million.

     Expenses totaling $155,268 of the restructuring were charged against the accrual in fiscal year 1999. Of the remaining accrual balance of $1.1 million, $523,094 is classified in current liabilities as accrued restructuring and is expected to be paid in the next fiscal year, with the remaining balance of $561,215 recorded as a noncurrent liability

16.  NEW ACCOUNTING PRONOUNCEMENTS


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

                                   SCHEDULE II
             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31,

                                          1999          1998        1997
                                      -----------     -------    --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
   Balance at beginning of period         $70,300     $10,300     $16,400
   Provision for bad debts                 40,000      60,000      15,000
   Write-offs                             (54,810)         --     (21,100)
                                      -----------     -------    --------
   Balance at end of period               $55,490     $70,300     $10,300
                                      -----------     -------    --------
                                      -----------     -------    --------

RESTRUCTURING CHARGES
   Balance at beginning of period     $        --     $    --    $     --
   New restructuring charge             1,239,577          --          --
   Amounts charged against accrual       (155,268)         --          --
                                      -----------     -------    --------
   Balance at end of period            $1,084,309     $    --    $     --
                                      -----------     -------    --------
                                      -----------     -------    --------