Form 10-Q
period 1999-06-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1999-08-03
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ------------
                                    FORM 10-Q


(Mark one)
     /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1999
                                    ------------
                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________  to  ___________ .

     Commission File Number: 1-12748
                             -------
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

         Yes   X           No
            ------           ------

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1999:
Class A Common Stock, $.01 per share - 5,590,351 shares
Class B Common Stock, $.01 per share - none


This Form 10-Q consists of 12 pages.

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                                TABLE OF CONTENTS


Part I.   Financial Information

         Item 1.  Financial Statements:

         Consolidated Balance Sheets
         as of June 30, 1999 and March 31, 1999.....................    3

         Consolidated Statements of Operations
         for the three months ended June 30, 1999 and 1998 .........    4

         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended June 30, 1999 ..................    5

         Consolidated Statements of Cash Flows
         for the three months ended June 30, 1999 and 1998 .........    6

         Notes to Consolidated Financial Statements ................    7-8


         Item 2. Management's Discussion and Analysis of Financial
                  Condition And Results of Operations...............   9-10

Part II.   Other Information

         Item 1. Legal Proceedings..................................    10

         Item 5. Other Information..................................    10

         Item 6. Exhibits and Reports on Form 8-K...................    11

Signatures..........................................................    12


             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 1999     March 31, 1999
                                                                        -------------     --------------
                                                                         (Unaudited)        (Audited)
ASSETS

   CURRENT ASSETS
   Cash and cash equivalents                                             $  1,220,988      $    410,595
   Restricted cash                                                            350,000           350,000
   Accounts receivable, net of allowances of
   $ 64,490 and $55,490 respectively                                        1,414,492         1,114,674
   Inventories                                                                638,962           491,177
   Prepaid expenses                                                           315,674           477,319
   Deferred tax asset                                                         124,084           124,084
                                                                         ------------      ------------
         TOTAL CURRENT ASSETS                                               4,064,200         2,967,849

   Property, plant and equipment, net                                      10,153,242        10,171,932
   Deferred financing costs and other assets                                  102,673           101,375
                                                                         ------------      ------------
         TOTAL ASSETS                                                    $ 14,320,115      $ 13,241,156
                                                                         ------------      ------------
                                                                         ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Accounts payable and accrued expenses                                 $    689,196      $    799,089
   Line of credit                                                                --             644,445
   Current portion of long term debt                                          702,457           717,369
   Current portion of capital lease obligations                                14,712               853
   Current portion of accrued restructuring costs                             417,778           523,094
   Deferred revenue                                                           431,642           382,208
                                                                         ------------      ------------
         TOTAL CURRENT LIABILITIES                                          2,255,785         3,067,058

   Long term debt, net of current portion                                   7,142,276         7,564,276
   Capital lease obligations, net of current portion                           78,355              --
   Accrued restructuring costs, net of current portion                        536,597           561,215
   Other liabilities                                                           30,000            30,000
   Deferred tax liability                                                     124,084           124,084
                                                                         ------------      ------------
         TOTAL LIABILITIES                                                 10,167,097        11,346,633

   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY
   Series A-1 convertible preferred stock, par value $.01 per share;
      liquidation  preference of $1,551,000, 6% cumulative dividends, beginning May 31,  2001, 15,510 shares authorized,
      issued and outstanding                                                      155              --
   Class A common stock, par value $.01 per share;
      7,984,490 shares authorized; 5,590,351 and
      5,365,101 shares issued and outstanding                                  55,904            53,651
   Class B common stock, par value $.01 per share;
      2,000,000 shares authorized; no shares issued
      and outstanding                                                            --                --
   Additional paid-in capital                                               9,335,154         7,613,014
   Additional paid-in capital - warrants outstanding                          422,170              --
   Accumulated deficit                                                     (5,660,365)       (5,772,142)
                                                                         ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY                                         4,153,018         1,894,523
                                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 14,320,115      $ 13,241,156
                                                                         ------------      ------------
                                                                         ------------      ------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                      OF THESE CONSOLIDATED BALANCE SHEETS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended
                                                          June 30,
                                                   ---------------------
                                                   1999             1998
                                                -----------      -----------
                                                (Unaudited)      (Unaudited)

Revenues                                        $ 2,449,193      $ 1,117,172
Cost of sales                                     1,763,765        1,208,044
                                                -----------      -----------
            Gross profit (loss)                     685,428          (90,872)

Operating expenses:
   General and administrative                       302,868          372,550
   Selling                                          140,932          211,063
                                                -----------      -----------
         Profit (loss) from operations              241,628         (674,485)

Interest expense                                   (154,820)         (38,070)
Interest income & other, net                         24,969           59,831
                                                -----------      -----------
         Earnings (loss) before taxes               111,777         (652,724)
Benefit from taxes                                     --            261,089
                                                -----------      -----------
         Net earnings (loss)                    $   111,777      $  (391,635)
                                                -----------      -----------
                                                -----------      -----------
Earnings (Loss) Per Common Share:
Basic
          Net earnings (loss)                   $      0.02      $     (0.07)
                                                -----------      -----------
                                                -----------      -----------
Diluted
          Net earnings (loss)                   $      0.02      $     (0.07)
                                                -----------      -----------
                                                -----------      -----------
Weighted average common shares outstanding:
          Basic                                   5,570,365        5,282,487
                                                -----------      -----------
                                                -----------      -----------
          Diluted                                 6,184,258        5,282,487
                                                -----------      -----------
                                                -----------      -----------


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                  PREFERRED STOCK     COMMON STOCK                     ADDITIONAL
                                  ---------------  -------------------                  PAID-IN
                                                                          ADDITIONAL    CAPITAL
                                            PAR                  PAR       PAID-IN      WARRANTS   ACCUMULATED
                                  SHARES   VALUE    SHARES      VALUE      CAPITAL    OUTSTANDING   (DEFICIT)        TOTAL
                                  ------   -----   ---------   -------   -----------  -----------  -----------    -----------
BALANCE, MARCH 31, 1999             --     $ --    5,365,101   $53,651   $ 7,613,014    $ --       $(5,772,142)   $ 1,894,523

Issuance of shares pursuant
to private placement                                 225,000     2,250       447,750                                  450,000

Issuance of convertible
preferred stock,  net of
issuance costs of $137,409        15,510     155                           1,413,436                                1,413,591

Issuance of preferred stock
warrants                                                                    (153,218)    153,218                         --

Vesting of below market stock
option grants                                                                 13,800                                   13,800


Issuance of debt warrants                                                                268,952                      268,952

Issuance of shares pursuant
to exercise of stock options                             250         3           372                                      375

Net income                                                                                             111,777        111,777
                                  ------   -----   ---------   -------   -----------    --------   -----------    -----------
BALANCE, JUNE 30, 1999            15,510   $ 155   5,590,351   $55,904   $ 9,335,154    $422,170   $(5,660,365)   $ 4,153,018
                                  ------   -----   ---------   -------   -----------    --------   -----------    -----------
                                  ------   -----   ---------   -------   -----------    --------   -----------    -----------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             CONSOLIDATED STATEMENTS

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three months ended
                                                                          June 30,
                                                                -----------------------------
                                                                   1999             1998
                                                                -----------      -----------
                                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   111,777      $  (391,635)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
  Depreciation and amortization                                    161,790           81,885
  Non-cash compensation expense                                     13,800             --
  Deferred income taxes                                               --           (261,089)
  (Increase) decrease in accounts receivable                      (299,818)         512,509
  Increase in inventories                                         (147,785)        (340,901)
  Decrease in prepaid expenses and other assets                    161,645           50,161
  (Decrease) increase in accounts payable
    and accrued expenses                                          (109,894)         204,924
  Decrease in accrued restructuring costs                         (129,934)            --
  Increase in deferred revenue                                      49,434          132,295
  Decrease in other non-current liabilities                           --             (7,517)
                                                               -----------      -----------
NET  CASH USED IN OPERATING ACTIVITIES                            (188,985)         (19,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (143,099)        (713,931)
  Decrease in bond funds held by trustee                              --            336,980
                                                               -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                             (143,099)        (376,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments of) proceeds from short term borrowings, net        (644,445)         338,357
  Repayments of long-term debt                                    (167,960)          (5,605)
  Capital lease obligations                                         92,214           (7,516)
  Net proceeds from sale of stock                                1,863,966              208
  Deferred financing costs                                          (1,298)            --
                                                               -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,142,477          325,444
                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   810,393          (70,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     410,595        3,041,705
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,220,988      $ 2,970,830
                                                               -----------      -----------
                                                               -----------      -----------
CASH PAID DURING THE PERIOD FOR:
  Interest                                                     $   154,820      $    38,071
  Income taxes                                                 $      --        $      --


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

     During the fiscal year ended March 31, 1999, the Company successfully validated and completed the FDA initial inspection of the new Camden production facility, and reorganized and expanded the sales and marketing organization to utilize the additional capacity now available to the Company. The Company also initiated a management reorganization, including hiring a new President and Chief Executive Officer, implemented a workforce reduction and began to consolidate all production into the Camden facility. These actions were taken to address the Company's recent significant operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend in the first quarter of the current fiscal year 2000 and the recent signing of new customer agreements. Additionally as described in note 6, in first fiscal quarter of 2000, the Company raised $1.9 million, net of related fees of approximately $137,000, in private placements of common and convertible preferred stock. During June 1999, the Company also negotiated revised loan covenants with its primary lender allowing the Company to be in compliance at March 31, 1999 and for the first quarter of the current fiscal year (see Note 3). The Company is required to achieve substantial growth in revenues and improvement in operating results over the prior year in order to meet these covenants and its obligations through March 31, 2000. Management believes its plans will generate sufficient cash resources to meet its covenants and cash needs through at least April 2000. However, there can be no assurance that this will occur.

2.   INVENTORIES

          Inventories consisted of the following at:


                            June 30,1999    March 31,1999
                            ------------    -------------

          Raw materials       $273,110        $273,506
          Work-in-process      365,852         217,671
                              --------        --------
                              $638,962        $491,177
                              --------        --------
                              --------        --------



3.   LONG TERM DEBT

     Under the documentation applicable to the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and current ratio, all as defined and established in the applicable documents. As of March 31, 1999, the Company was not in compliance on three covenants due to the fiscal year operating loss. The EBITDA ratio covenant had been waived as of March 31, 1998 through fiscal 1999. Subsequent to March 31, 1999, the Bank modified the covenants as of March 31, 1999 and for the fiscal year ending March 31, 2000. As of June 30,1999, the Company was in compliance with modified covenants. In return for the covenant modifications, the Company agreed to issue warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement. Using the Black-Scholes option pricing model, these warrants have a fair value of $268,952 and are included as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet at June 30, 1999. As this amount represents debt issuance costs which are being amortized as interest expense over the life of the related debt.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.   EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board, (FASB), issued a Statement of Financial Accounting Standards, ("SFAS"), No. 128, and "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15. The adoption of SFAS 128 did not have a significant impact on the Company for the three months ended June 30, 1999. Earnings per share information for prior quarters reflect the new requirements.


5.   RESTRUCTURING CHARGES

     In the fourth quarter of fiscal year 1999, the Company implemented a realignment of management, a workforce reduction and decided to close its Seton experimental facility during fiscal year 2000 and consolidate its operation into the new Camden facility. The workforce reduction resulted in the termination of full time and temporary employees. This action in addition to other non-personnel cost reductions resulted in a restructuring charge of $1.2 million in fiscal 1999. The realignment and the workforce reduction resulted in a charge of $693,000 in fiscal year 1999 and $548,000 was provided for the closing of the Seton facility for a total restructuring charge of $1.2 million of which $1.1 million remained as of March 31, 1999.

     Restructuring expenses totaling $129,000 were charged against the accrual in current fiscal quarter. Of the remaining accrual balance of $955,000, $418,000 is classified in current liabilities as accrued restructuring cost and is expected to be paid over the next 12 months, with the remaining balance of $537,000 recorded as a non-current liability.


6.   STOCKHOLDER'S EQUITY

     In April 1999, the Company raised $450,000 through the private placement sale of 225,000 shares of its Common Stock to eight investors. The investors include board members Thomas P. Rice, Harvey L. Miller, Regis F. Burke, and Narlin B. Beaty. The proceeds from the sale will be used for general corporate purposes.

     In May 1999, the Company also raised $1.4 million, net of related costs of approximately $137,000, through the sale of 15,510 shares of its Series A-1 convertible Preferred Stock (the "Preferred Stock") together with warrants to purchase an aggregate of 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Under the terms of the Preferred Stock, the investors are permitted, as a separate class, to elect one person to the Company's Board of Directors. The proceeds from the sale will be used for general corporate purposes.

     In connection with the issuance of the Series A-1 convertible Preferred Stock, the Company issued warrants to purchase 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Using the Black-Scholes option pricing model, the fair value of these warrants is $153,218 and have been included as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet as of June 30, 1999.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Operating revenues were $2,449,000 for the quarter ended June 30,1999 compared to $1,117,000 for the comparable quarter in the previous fiscal year. Revenues for the first quarter were primarily from non-commercial development and production of FDA clinical trial supplies, which is representative of the Company's historical business. CBL has experienced increasing demand for this business. There was a 55% increase in number of customers serviced during the first quarter of the fiscal year as compared to the same quarter of the prior year.

Gross profit for the quarter was $685,000 compared to a loss of $91,000 for the comparable period last year. The primary factors in the gross profit improvement include the overall increase in the revenues for the Company as a whole and production volume in the new Camden facility, which during the first quarter of last fiscal year was being validated and therefore not operational.

General and administration expenses decreased $70,000 to $303,000 as a result of the general management reorganization during the fourth quarter of the fiscal year ended March 31,1999. General and administration expenses were 12% of operating revenues for the quarter compared to 33% for the quarter in the prior year. Selling expenses for the quarter were $70,000 below expenses for the same period as the prior year. Selling expenses for this quarter in the previous fiscal year included $71,000, related to a non-recurring sales expense. As a percentage of operating revenues these expenses decreased to 6% from 19% for the comparable quarter in the prior year.

As a result of the increased operating revenues and cost reductions, operating income for the quarter was $242,000 or 10% of revenues as compared to a quarterly operating loss of $675,000 for the quarter in the previous fiscal year.

Interest expense for the quarter was $155,000 in the current year compared to $38,000 for the quarter in the prior year. During the comparable quarter of the prior year interest related to the construction of the new facility was being capitalized. The current year includes interest expense applicable to the entire facility which, is now fully operational.

Due to the net operating losses generated during the previous fiscal year ended March 31,1999, there is no tax liability related to the current quarter income resulting in $112,000 net income for the quarter. The pre-tax losses of $653,000, incurred during the first quarter last year was reduced by a tax benefit resulting in a net loss of $392,000.

FINANCIAL CONDITION AND LIQUIDITY

On June 30, 1999 CBL had cash and cash equivalents of $1,221,000 compared to $411,000 March 31, 1999. These balances do not include $350,000 held as collateral for the Company's obligation under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which, a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, renovation and equipping of the Camden production facility.

The Company continues to maintain a $750,000 Revolving Line of Credit from First Union National Bank of Maryland. There was no outstanding balance as of June 30,1999, as the Company used a portion of the proceeds from the May 1999 equity placement to pay down the line of credit which had an outstanding balance of $644,000 as of March 31,1999.

In May 1999 the Company completed two private placements of equity securities grossing $2.0 million, before expenses. The equity includes 225,000 shares of common stock with proceeds of $450,000 purchased by a group led by Company officers and Directors. An investment banking and management firm purchased 15,510 shares of convertible Preferred Stock for $1,551,000. The shares of preferred stock may be converted into 1,034,000 shares of common stock using the current conversion ratios. In addition, warrants to purchase 51,700 shares of the Company's common stock were issued with this placement.

The $810,000 increase in the cash position during the quarter was the result of several factors, including the equity placements, operating profits and depreciation. This was offset in part by the pay down of the March 31, 1999, Revolving Credit balance, capital expenditures and the increase in the accounts receivable and inventory balances required to support the operating revenue increase. Management believes that based on the current financial position, its operating plan will generate sufficient cash resources to meet its covenants and cash needs through at least April 2000. However the can be no assurance this will occur.

YEAR 2000 ISSUE

The year 2000 issue, (Y2K) refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, some applications could fail or create incorrect results if they interpret "00" as the year 1900 rather than 2000. The Company addressed the Y2K situation during the construction of the Camden facility.

In conjunction with the Company's expansion of its commercial production capabilities, the Company has upgraded both its computer hardware and software. Management believes the upgrades will resolve the Y2K issue for the Company. The equipment installed in the Company's new commercial production facility over the past two years is certified by the suppliers as Y2K compliant.

Due to the nature of CBL's business, it is unlikely that a customer with a Y2K problem would adversely effect CBL to any significant degree. CBL does not expect to be dependent on one customer or a small group of customers, which limits CBL's exposure if some customers have not resolved their Y2K problems. The Company is working on contingency plans which include increasing inventory levels and potential staff adjustments. There can be no assurance that these contingency plans will be successful. There have been no material changes in plans or costs since the Company's fiscal year-end on March 31, 1999.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

Certain information contained in this Report includes forward-looking statements which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "should", "believes", "anticipates", "intends", or words of similar import. These statements may involve risks and uncertainties, as outlined in Item 1 of the Company's March 31, 1999, Form 10-K that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) general economic and business conditions, changes in business strategy or development plans, and others. Given these uncertainties, the reader is cautioned not to place undo reliance on such forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS:

               10.22 Employment agreement dated as of March 22, 1999 by and between the Registrant and John. T. Botek

               10.23 Letter agreement dated as of June 22, 1999 by and between the Registrant and William P. Tew, Ph.D.

               27 --     Financial Data Schedule

          b.   REPORTS ON FORM 8-K:

                    An 8-K on the private placements of $2.0 million on the convertible preferred and common stock was filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

By:   /s/ Thomas P. Rice                          By: /s/ John T. Janssen
     ------------------------                         -------------------------
     Thomas P. Rice                                   John T. Janssen
     President and                                    Treasurer and
     Chief Executive Officer                          Chief Financial Officer