Form 10-K/A
period 1999-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1999-09-27
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

      For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
                   of the Securities Exchange Act of 1934

(Mark one)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MARCH 31, 1999

                                     or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
     ___________
    Commission File Number: 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                        52-1176514
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                              Number)

    1111 S. PACA STREET, BALTIMORE, MARYLAND         21230              2834
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

Item 11 of the Registrant's Form 10-K is hereby amended to read as follows:

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

SUMMARY OF COMPENSATION

         The following table sets forth the compensation earned by the Company's Chief Executive Officer and the Company's four other highest compensated executive officers for services rendered in all capacities to the Company for the fiscal years ended March 31, 1999, 1998, and 1997.

                                                                           SUMMARY COMPENSATION
                                                        -------------------------------------------------------------
                                                    ANNUAL COMPENSATION
                                            ------------------------------------
                                                   SALARY AND INCENTIVE                    LONG TERM COMPENSATION
                                                      COMPENSATION                    -------------------------------
                                            -------------------------------------      OTHER ANNUAL         STOCK
                                            YEAR           ($)           BONUS($)     COMPENSATION($)      OPTIONS(#)
                                            ----     --------------      --------     ---------------      ----------
William P. Tew, Ph.D....................... 1999         $174,818                      $51,353(4)(1)         154,089
Chairman   (A)                              1998         $194,428                      $   849(1)             30,130
                                            1997         $187,219                      $   270(1)             75,000

Thomas P. Rice............................. 1999         $ 34,134(2)(6)                $ 8,271(3)            253,000(5)
President and Chief                         1998              ---                      $ 9,600(3)              3,000(3)
Executive Officer                           1997              ---                      $ 1,600(3)              8,000(3)

Narlin B. Beaty, Ph.D...................... 1999         $143,601                          ---                   ---
Chief Technical Officer                     1998         $150,053                          ---                13,786
                                            1997         $145,434                          ---                30,000

John T. Janssen............................ 1999         $141,521                          ---                   ---
Chief Financial Officer and Treasurer       1998         $147,880          $4,000          ---                13,786
                                            1997         $141,299                          ---                20,000

Robert J. Mello, Ph.D...................... 1999         $138,566                          ---                   ---
Secretary and Vice President                1998         $144,792                          ---                13,786
Quality and Regulatory Affairs              1997         $138,698                          ---                30,000

-----------------------------

(A) Dr. Tew resigned as Chairman effective June 30, 1999.
(1) Represents amounts paid by the Company for life insurance premiums on behalf of Dr. Tew.
(2) Represents a partial fiscal year. Mr. Rice was appointed President of the Company in January 1999, after a two-year tenure on the Board of Directors.
(3) Represents fees and options given to Mr. Rice as a non-employee director and life insurance premiums paid on behalf Mr. Rice between January 11, 1999 and March 31, 1999
(4) Includes $50,000 paid in January 1999 as part of management realignment.
(5) Includes 3,000 options given Mr. Rice as an outside director and 250,000 upon joining CBL.
(6) Includes $17,067 of deferred compensation.

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

         Mr. Rice entered into an agreement with the Company on January 11, 1999. Upon joining the Company as President and Chief Executive Officer, Mr. Rice will receive an annual salary of $150,000 of which $75,000 is deferred until January 2000. The agreement continues through December 31, 2000 and is automatically renewed for one year periods unless Mr. Rice or the Company give 90 day written notice of non-renewal. Mr. Rice was granted qualified stock options for 50,000 shares of which 50% vest on December 2, 2000 and are 100% vested January 1, 2001 and had an exercise price of $3.75 per share, which was the market at the day of the grant. Mr. Rice also received non-qualified stock options for 200,000 shares at $1.00 per share, which was below the then $2.50 market price. 100,000 of these shares vested upon grant. The vesting of the remaining shares vest at 20,000 shares per year over the next five years or based upon the achievement of certain milestones, which if achieved would result in accelerated vesting.

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

STOCK OPTION GRANTS

         Stock options were granted during the fiscal year to the officers listed below:

                                                                                                  POTENTIAL REALIZABLE
                                                                                                         VALUE AT
                                                                                                      ASSUMED ANNUAL
                                             % OF TOTAL                                                APPRECIATION
                                              OPTIONS         EXERCISE                                FOR OPTION TERM
                           SHARES             GRANTED          PRICE            EXPIRATION       -------------------------
                           GRANTED          IN FISCAL 99      PER SHARE            DATE              5%($)        10%($)
                           -------          ------------      ---------         ----------       -----------    ----------
William P. Tew              29,098(1)          5.8%            $7.750           07/09/08         $145,900        $384,900
                           125,000(1)         24.9%            $3.813           12/22/08         $313,800        $827,900


Thomas P. Rice              50,000(2)         10.0%            $3.750           01/11/09        $121,300         $320,062
                           200,000(3)         39.8%            $1.000           12/31/08        $323,500         $863,500
                             3,000(4)          0.6%            $8.125           07/09/08         $15,800         $ 41,600

(1) Options were fully exercisable when granted.
(2) 50% of these options vest December 2, 2000 and are 100% vested on January 1, 2001
(3) Non-qualified options. 100,000 were vested upon grant and were issued at $1.00 compared to $2.50 market on date of grant. The balance of the shares vest over a five year period or upon a qualifying event.
(4) Granted as an outside director prior to becoming an officer.
(5) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

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

           AGGREGATED OPTION EXERCISES IN THE 1999 FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                             VALUE OF
                                                                         NUMBER OF          UNEXERCISED
                                                                        UNEXERCISED         IN-THE-MONEY
                                                                          OPTIONS              OPTIONS
                                      SHARES                             AT FISCAL            AT FISCAL
                                     ACQUIRED          VALUE             YEAR-END (#)         YEAR-END ($)(1)
                                    ON EXERCISE       REALIZED         EXERCISABLE (E)      EXERCISABLE (E)/
NAME                                       (#)           ($)           UNEXERCISABLE(U)     UNEXERCISABLE (U)
----                                --------------  ------------       ----------------------------------
William P. Tew, Ph.D.                    ---              ---            202,969 (E)             ---
                                         ---              ---             56,250 (U)             ---

Thomas P. Rice                           ---              ---            107,000 (E)          $87,500 (E)
                                         ---              ---            157,000 (U)          $87,500 (U)

Narlin B. Beaty, Ph.D.                   ---              ---             36,286 (E)          $ 5,625 (E)
                                                                          27,500 (U)          $ 1,875 (U)

John T. Janssen                          ---              ---             23,786 (E)          $ 1,875 (E)
                                         ---              ---             25,000 (U)          $ 3,750 (U)

Robert J. Mello, Ph.D.                  5,000           $28,125           26,286 (E)          $ 2,187 (E)
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

         In addition, in March 1997, the Board of Directors approved the 1997 Directors' Stock Option Plan of the Company (the "Directors' Plan"). The Directors' Plan provides for the issuance of a qualified stock option to purchase 3,000 shares of Common Stock to each director of the Company who is not an officer and who is serving as chairperson of any standing committee of the Board of Directors at the date of grant. Options under the Directors' Plan are automatically granted annually at the first meeting of the Board of Directors following the Annual Meeting of the Stockholders at an exercise price equal to the then current market price of the Common Stock. Accordingly, on August 12, granted under the Directors' Plan generally vest on the first anniversary of the date of grant, provided that the director is deemed under the Directors' Plan to have served as chairperson. In accordance with the 1997 Directors' Stock Option Plan on July 9, 1998, options to purchase 3,000 shares each were issued to Messrs. Burke, Miller and Rice exercisable at $8.125, the then current market price.

Item 12 of the Registrant's Form 10-K is hereby amended to read as follows:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 1, 1999, with respect to the number of shares owned by each person who is known by the Company to own beneficially 5% or more of its Class A Common Stock, each director of the Company and all directors and officers of the Company as a group.


                                 SHARES BENEFICIALLY
NAME AND ADDRESS OF                 BENEFICIALLY                   PERCENTAGE
BENEFICIAL OWNER                       OWNED(1)                       OWNED
-------------------------        -------------------               ----------
William P. Tew, Ph.D.                530,818(2)                        7.5%
1111 South Paca Street
Baltimore, MD 21230

Regis F. Burke                        73,200(3)                        1.0%
6 Kincaid Court
Baldwin, MD 21013


Harvey L. Miller                     102,500(4)                        1.4%
200 Village Square
Cross Keys
Baltimore, MD 21210

Thomas P. Rice                       162,500(5)                        2.3%
4209 Buckskin Wood Drive
Ellicott City, MD 21042

Narlin B. Beaty, Ph.D.               167,791(6)                        2.4%
13406 Blythenia Road
Phoenix, MD 21131

Corporate Opportunities              798,458(8)                       11.2%
  Fund (Institutional) L.P.
126 East 56th Street
New York, NY 10022

Corporate Opportunities Fund L.P.    147,427(9)                        2.1%
126 East 56th Street
New York, NY 10022

All directors and officers         1,214,042(7)                       17.1%
as a group
(7 PERSONS)

--------------------

(1) Unless otherwise noted, all shares indicated are held with sole voting and sole investment power.

(2) Includes 173,880 shares purchasable under option exercisable within 60 days of June 1, 1999; does not include 10,000 shares owned by Pamela Maupin, wife of Dr. Tew, with respect to which shares Dr. Tew disclaims beneficial ownership.
(3) Includes 22,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(4) Includes 20,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(5) Includes 110,000 shares purchasable under option exercisable within 60 days of June 1, 1999.
(6) Includes 36,286 shares purchasable under option exercisable within 60 days of June 1, 1999.
(7) Includes 475,827 shares purchasable under option exercisable within 60 days of June 1, 1999.
(8) Includes the common stock equivalent of Series A Preferred Stock purchased May 20, 1999.
(9) Includes the common stock equivalent of Series A Preferred Stock purchased May 20, 1999.

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

                           By: /S/ JOHN T. JANSSEN
                               --------------------------------
                               John T. Janssen
                               Treasurer and Chief Financial Officer