Form 10-Q
period 1999-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 1999-11-12
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q


(Mark one)
     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999
                                                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
     ___________

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

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1999: Class A Common Stock, $.01 per share - 5,590,351 shares Class B Common Stock, $.01 per share - none


This Form 10-Q consists of 12 pages.

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements:

         Consolidated Balance Sheets
         as of September 30, 1999 and March 31, 1999 ......................................              3

         Consolidated Statements of Operations
         for the three and six months ended September 30, 1999 and 1998 ...................              4

         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended September 30, 1999 ......................................              5

         Consolidated Statements of Cash Flows
         for the six months ended September 30, 1999 and 1998 .............................              6

         Notes to Consolidated Financial Statements                                                     7-8

         Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations ...............................................             9-10

Part II.   Other Information

         Item 1. Legal Proceedings ........................................................              11

         Item 5. Other Information ........................................................              11

         Item 6. Exhibits and Reports on Form 8-K .........................................              11

Signatures ................................................................................              12


             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                          SEPTEMBER 30, 1999             MARCH 31, 1999
                                                                ------------------             --------------
   CURRENT ASSETS                                                  (Unaudited)                    (Audited)
   Cash and cash equivalents                                        $  1,153,389             $       410,595
   Restricted cash                                                       350,000                     350,000
   Accounts receivable, net of allowances of                           1,491,386                   1,114,674
   $ 73,490 and $55,490, respectively
   Inventories                                                         1,035,264                     491,177
   Prepaid expenses                                                      325,707                     477,319
   Deferred tax asset                                                    124,084                     124,084
                                                                   -------------              --------------
         TOTAL CURRENT ASSETS                                          4,479,830                   2,967,849

   Property, plant and equipment, net                                 10,106,241                  10,171,932
   Deferred financing costs and other assets                              98,971                     101,375
                                                                   -------------             ---------------
         TOTAL ASSETS                                               $ 14,685,042             $    13,241,156
                                                                   -------------              --------------
                                                                   -------------              --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    933,248             $       799,089
   Line of credit                                                            ---                     644,445
   Current portion of long term debt                                     703,407                     717,369
   Current portion of capital lease obligations                           16,148                         853
   Current portion of accrued restructuring costs                        333,618                     523,094
   Deferred revenue                                                      675,379                     382,208
                                                                   -------------              --------------
         TOTAL CURRENT LIABILITIES                                     2,661,800                   3,067,058

   Long term debt, net of current portion                              6,979,676                   7,564,276
   Capital lease obligations, net of current portion                      72,375                         ---
   Accrued restructuring costs, net of current portion                   527,890                     561,215
   Other liabilities                                                      30,000                      30,000
   Deferred tax liability                                                124,084                     124,084
                                                                   -------------              --------------
         TOTAL LIABILITIES                                            10,395,825                  11,346,633

   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY
   Series A-1 convertible preferred stock, par value $.01
    per share; liquidation preference of $1,551,000,
    6% cumulative dividends, beginning May 31, 2001,
    15,510 shares authorized, issued and outstanding                         155                         ---
   Class A common stock, par value $.01 per share;
      7,984,490 shares authorized; 5,590,351 and
      5,365,101 shares issued and outstanding                             55,904                      53,651
   Class B common stock, par value $.01 per share;
      2,000,000 shares authorized; no shares issued
      and outstanding                                                       ---                          ---
   Additional paid-in capital                                          9,328,023                   7,613,014
   Additional paid-in capital - warrants outstanding                     422,170                         ---
   Accumulated deficit                                                (5,517,035)                 (5,772,142)
                                                                   -------------              --------------
         TOTAL STOCKHOLDERS' EQUITY                                    4,289,217                   1,894,523
                                                                   -------------              --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 14,685,042             $    13,241,156
                                                                   -------------              --------------
                                                                   -------------              --------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                       THESE CONSOLIDATED BALANCE SHEETS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended                  Six months ended
                                                            September 30,                      September 30,
                                                        -----------------------------------------------------
                                                        1999             1998              1999             1998
                                                        ----             ----              ----             ----
                                                     (Unaudited)     (Unadudited)       (Unaudited)      (Unaudited)
Revenues                                            $2,614,284        $2,282,696       $ 5,063,478        $3,399,868
Cost of sales                                        1,826,453         2,054,512         3,590,219         3,256,328
                                                     ---------         ---------         ---------         ---------
        Gross profit                                   787,831           228,184         1,473,259           143,540

Operating expenses:
   General and administrative                          400,018           462,896           702,886           834,754
   Selling                                             126,467           175,299           267,399           386,362
                                                       -------           -------           -------           -------
         Profit (loss) from operations                 261,346          (410,011)          502,974        (1,077,576)

Interest expense                                     (147,877)          (101,075)         (302,697)         (146,065)
Interest income & other, net                            29,861            53,967            54,830           113,798
                                                     ---------         ---------         ---------         ---------
         Earnings (loss) before taxes                  143,330          (457,119)          255,107        (1,109,843)
Benefit from taxes                                         ---           182,848               ---           443,937
                                                     ---------         ---------         ---------         ---------
         Net earnings (loss)                        $  143,330        $ (274,271)      $   255,107       $  (665,906)
                                                     ---------         ---------         ---------         ---------
                                                     ---------         ---------         ---------         ---------


Earnings (Loss) Per Common Share:
Basic
          Net earnings (loss)                            $0.03           $(0.05)            $0.05           $  (0.13)
                                                     ---------         ---------         ---------         ---------
                                                     ---------         ---------         ---------         ---------
Diluted
          Net earnings (loss)                            $0.02           $(0.05)            $0.04           $  (0.13)
                                                     ---------         ---------         ---------         ---------
                                                     ---------         ---------         ---------         ---------

Weighted average common shares outstanding:

          Basic                                      5,590,351         5,321,500         5,580,412         5,302,100
                                                     ---------         ---------         ---------         ---------
                                                     ---------         ---------         ---------         ---------
          Diluted                                    6,419,988         5,321,500         6,246,126         5,302,100
                                                     ---------         ---------         ---------         ---------
                                                     ---------         ---------         ---------         ---------




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                               PREFERRED STOCK               COMMON STOCK
                                          SHARES       PAR VALUE       SHARES       PAR VALUE
                                          ------       ---------       ------       ---------
BALANCE, MARCH 31, 1999                      ---         $  ---        5,365,101     $53,651

Issuance of shares pursuant to                                           225,000       2,250
private placement

Issuance of convertible
Preferred stock,  net of issuance         15,510            155
costs of $158,340

Issuance of preferred stock warrants

Compensation expense related to
stock grants


Issuance of debt warrants

Issuance of shares pursuant                                                  250           3
To exercise of stock options

Net income
                                          ------         -----         ---------     -------
BALANCE, SEPTEMBER 30, 1999               15,510         $ 155         5,590,351     $55,904
                                          ------         -----         ---------     -------
                                          ------         -----         ---------     -------



                                                                  ADDITIONAL
                                                               PAID-IN CAPITAL-
                                                ADDITIONAL         WARRANTS      ACCUMULATED
                                              PAID-IN CAPITAL    OUTSTANDING       DEFICIT            TOTAL
                                              ---------------    -----------       -------            -----
BALANCE, MARCH 31, 1999                       $7,613,014          $    ---    $ (5,772,142)      $1,894,523

Issuance of shares pursuant to                   447,750                                            450,000
private placement

Issuance of convertible
Preferred stock,  net of issuance              1,392,505                                          1,392,660
costs of $158,340

Issuance of preferred stock warrants            (153,218)          153,218                              0

Compensation expense related to                   27,600                                            27,600
stock grants


Issuance of debt warrants                                          268,952                          268,952

Issuance of shares pursuant                          372                                                375
To exercise of stock options

Net income                                                                         255,107          255,107
                                              ----------          --------    ------------       ----------
BALANCE, SEPTEMBER 30, 1999                   $9,328,023          $422,170    $ (5,517,035)      $4,289,217
                                              ----------          --------    ------------       ----------
                                              ----------          --------    ------------       ----------





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six months ended
                                                                                                       September 30,
                                                                                           ---------------------------------
                                                                                              1999                  1998
                                                                                              ----                  ----
                                                                                           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $255,107             $(665,906)
  Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
    Depreciation and amortization                                                              327,847               201,886
    Deferred financing costs                                                                     2,404                   ---
    Non-cash compensation expense                                                               27,600                   ---
    Deferred income taxes                                                                          ---              (443,937)
    (Increase) decrease in accounts receivable                                                (376,712)              407,848
    Increase in inventories                                                                   (544,087)             (150,650)
    Decrease (increase) in prepaid expenses and other assets                                   151,612              (161,644)
    Increase in accounts payable
       and accrued expenses                                                                    134,159               107,369
    Decrease in accrued restructuring costs                                                   (222,801)                  ---
    Increase in deferred revenue                                                               293,171               176,208
    Decrease in other non-current liabilities                                                      ---               (15,034)
                                                                                         -------------          --------------
NET CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES                                              48,300              (543,860)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment net of capital leases                                  (166,182)             (968,778)
    Decrease in bond funds held by trustee                                                         ---               513,943
                                                                                        --------------            ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                   (166,182)             (454,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments of) proceeds from short term borrowings, net                                  (644,445)              219,462
    Repayments of long-term debt                                                              (329,611)              (11,210)
    Payment of capital lease obligations                                                        (8,303)              (15,870)
    Net proceeds from sale of common and preferred stock                                     1,843,035                15,218
                                                                                             ---------                ------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                860,676               207,600
                                                                                               -------               -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               742,794              (791,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 410,595             3,041,705
                                                                                            ----------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $   1,153,389        $    2,250,610
                                                                                         -------------        --------------
                                                                                         -------------        --------------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                             $      302,697        $      144,896
   Income taxes                                                                         $          ---        $          ---



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

     During the fiscal year ended March 31, 1999, the Company successfully validated and completed the FDA initial inspection of the new Camden production facility, and reorganized and expanded the sales and marketing organization to utilize the additional capacity now available to the Company. The Company also initiated a management reorganization, including hiring a new President and Chief Executive Officer, implemented a workforce reduction and began to consolidate all production into the Camden facility. These actions were taken to address the Company's recent significant operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend in the first half of the current fiscal year 2000 and the recent signing of new customer agreements. Additionally as described in note 5, in first fiscal quarter of 2000, the Company raised $1.8 million, net of related fees of approximately $158,000, in private placements of common and convertible preferred stock. During June 1999, the Company also negotiated revised loan covenants with its primary lender allowing the Company to be in compliance at March 31, 1999 and for subsequent quarters of the current fiscal year (see Note 3). The Company is required to, and has achieve substantial growth in the first six months of fiscal 2000 in revenues and improvements in operating results over the prior year in order to meet these covenants and its obligations through March 31, 2000. Management believes its plans will generate sufficient cash resources to meet its covenants and other cash needs through at least April 2000. However, there can be no assurance that this will occur.

2.   INVENTORIES

           Inventories consisted of the following at:

                                                                 September 30, 1999       March 31, 1999
                                                                 ------------------       --------------
              Raw materials                                           $  402,883            $ 273,506
              Work-in-process                                            632,381              217,671
                                                                         -------              -------
                                                                      $1,035,264            $ 491,177
                                                                      ----------             --------
                                                                      ----------             --------


3.   LONG TERM DEBT

     Under the documentation applicable to the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, and a EBITDA ratio and current ratio, all as defined and established in the applicable documents. As of March 31, 1999, the Company was not in compliance on three covenants due to the fiscal year operating loss. Subsequent to March 31, 1999, the Bank modified the covenants as of March 31, 1999 and for the fiscal year ending March 31, 2000. As of September 30, 1999, the Company was in compliance with the modified covenants. In return for the covenant modifications, the Company issued warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement. Using the Black-Scholes option pricing model, these warrants have a fair value of $268,952 and are included as Additional Paid-in Capital - Warrants Outstanding and debt issuance costs in the accompanying balance sheet at September 30, 1999. These debt issuance costs are being amortized as interest expense over the life of the related debt.

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

       Restructuring expenses totaling $93,000 and $222,000 were charged against the accrual for the three months and six months ended September 30, 1999, respectively. Of the remaining accrual balance of $862,000, $334,000 is classified in current liabilities as accrued restructuring cost and is expected to be paid over the next 12 months, with the remaining balance of $528,000 recorded as a non-current liability.


5.     STOCKHOLDERS' EQUITY

       In April 1999, the Company raised $450,000 through the private placement sale of 225,000 shares of its Common Stock to eight investors. The investors include board members Thomas P. Rice, Harvey L. Miller, Regis
       F. Burke, and Narlin B. Beaty. The proceeds from the sale will be used for general corporate purposes.

       In May 1999, the Company also raised $1.4 million, net of related issuance costs of approximately $158,000, through the sale of 15,510 shares of its Series A-1 convertible Preferred Stock (the "Preferred Stock") together with warrants to purchase an aggregate of 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Under the terms of the Preferred Stock, the investors are permitted, as a separate class, to elect one person to the Company's Board of Directors. In addition, the preferred stock is convertible into 1,034,000 shares of common stock. The proceeds from the sale will be used for general corporate purposes.

       In connection with the issuance of the Preferred Stock, the Company issued warrants to purchase 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Using the Black-Scholes option pricing model, the fair value of these warrants is $153,218 and have been included as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet as of September 30, 1999.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Management's discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Operating revenues for the three months ended September 30, 1999 increased 14% to $2,614,000 from $2,283,000 for the three months ended September 30, 1998. Operating revenues for the six months ended September 30, 1999 increased 49% to $5,063,000 from $3,400,000 for the six months ended September 30, 1998. These revenues for this six-month period are the highest in the Company's history and were generated by over 50 customers. While the Company's revenues continue to be primarily non-commercial, these customers have chosen the Company for current developmental work due to the Company's ability to provide long-term commercial scale volume after product approval by the FDA.

Gross margin as a percent of revenues was 30% for the three months ended September 30, 1999 and 29% for the six-months ended September 30, 1999 as compared to 10% and 4%, respectively, for the comparable prior year periods. A major factor in this improvement was the Company's increased sales volume, particularly the use of the new Camden facility which was not in service during the same three and six month period last year.

General and administrative expenses decreased 14% to $400,000 for the three months ended September 30, 1999 and 16% to $705,000 for the six months ended September 30, 1999 as compared to the prior year periods. The decrease in expenses and the increase in revenue resulted in general and administrative expenses decreasing to 15% of revenues for the three months ended September 30, 1999 compared to 20% in the prior year period. For the six months ended September 30, 1999 general and administrative expenses as a percentage of revenues were 14% versus 25% for the comparable six month period of the previous year. Sales and marketing costs decreased 28% to $126,000 for the three months ended September 30, 1999. For the six months ended September 30, 1999, sales and marketing costs decreased 31% to $267,000 from $386,000 as compared to the six months ended September 30, 1998. As a percentage of revenues, these costs for the three months ended September 30, 1999 were 5% versus 8% for the three months ended September 30, 1998. Sales and marketing costs for the six months ended September 30, 1999 were 5% versus 11% for the six months ended September 30, 1998. These cost reductions in both general administration and sales and marketing are the result of the reorganization and operational changes made in the last quarter of the prior fiscal year.

As a result of the revenue increases and cost reductions, operating income, was $261,000 for the three months ended September 30, 1999 and $503,000 for the six months ended September 30, 1999, as compared to losses of $410,000 and $1,078,000, respectively, for the comparable prior year periods.

Interest expense was $148,000 for the three months ended September 30, 1999 and $303,000 for the six months ended September 30, 1999 as compared to $101,000 and $146,000, respectively, for the three and six month periods in the prior year. During the first four months of the prior year, interest related to the construction of the new facility was being capitalized. The current fiscal year includes interest expense applicable to the entire new facility, which is now fully operational.

Due to the net operating losses generated by the Company during the fiscal year ended March 31, 1999, there is no tax provision related to the current year, resulting in net income of $143,000 and $255,000 for the three and six month periods ended September 30, 1999, respectively. The pre-tax losses for the three and six months ended September 30, 1998 were reduced by tax benefits resulting in reported net losses of $274,000 and $666,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 1999, CBL had cash and cash equivalents of $1,153,000, compared to $411,000 at March 31, 1999. These balances do not include $350,000 held as collateral for the Company's obligation under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina. Under this agreement, a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, renovation and equipping of the Camden production facility.

The Company continues to maintain a $750,000 Revolving Line of Credit from First Union National Bank of Maryland. There was no outstanding balance as of September 30, 1999, as the Company used a portion of the proceeds from the May 1999 equity placement to pay down the line of credit, which had an outstanding balance of $644,000 at March 31, 1999.

In May 1999, the Company completed two private placements of equity securities grossing $2.0 million, before expenses. The equity includes 225,000 shares of the Company's Common Stock with proceeds of $450,000 purchased by a group led by Company officers and directors. An investment banking and management firm purchased 15,510 shares of convertible Preferred Stock for $1,551,000. The shares of Preferred Stock are convertible at any time into 1,034,000 shares of Common Stock. In addition, warrants to purchase 51,700 shares of Common Stock were issued with the Preferred Stock placement.

The $742,000 increase in the cash position from $411,000 at March 31, 1999 to $1,153,000 at September 30, 1998 was the result of several factors, including the equity placements and operating profits. These increases were offset in part by the pay down of the March 31, 1999 revolving credit balance, capital expenditures, payments on long-term debt, and increases in the accounts receivable and inventory balances required to support the operating revenue increase. Management believes that, based on the current financial position, its operating plan will generate sufficient cash resources to meet its covenants and other cash needs through at least April 2000. However there can be no assurance this will occur.


YEAR 2000 ISSUE

The year 2000 issue, (Y2K) refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, some applications could fail or create incorrect results if they interpret "00" as the year 1900 rather than 2000. The Company addressed the Y2K situation during the construction of the Camden facility.

In conjunction with the Company's expansion of its commercial production capabilities, the Company has upgraded both its computer hardware and software. Management believes the upgrades have resolved the Y2K issue for the Company. The equipment installed in the Company's new commercial production facility over the past two years has been certified by the suppliers as Y2K compliant.

Due to the nature of CBL's business, it is unlikely that a customer with a Y2K problem would adversely affect CBL to any significant degree. CBL does not expect to be dependent on one customer or a small group of customers, which limits CBL's exposure if some customers do not resolve their Y2K problems. The Company is working on contingency plans, which include increasing inventory levels and potential staff adjustments. There can be no assurance that these contingency plans will be successful. There have been no material changes in plans or costs since the Company's fiscal year-end on March 31, 1999.


STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

Certain information contained in this report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as "may", "will", "expects", "should", "believes", "anticipates", "intends", or words of similar import. These statements may involve risks and uncertainties, as outlined in Item 1 of the Company's March 31, 1999, Form 10-K that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) general economic and business conditions, changes in business strategy or development plans, and others. Given these uncertainties, the reader is cautioned not to place undo reliance on such forward-looking statements.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               a.          EXHIBITS:

                           27 - Financial Data Schedule
               b.          REPORTS ON FORM 8-K:
                           A Form 8-K was filed September 17, 1999 detailing the Series A-1 Convertible Preferred Stock.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.


By: /s/ Thomas P. Rice                             By:  /s/ John T. Janssen
    -----------------------                             --------------------
       Thomas P. Rice                                   John T. Janssen
       President and Chief Executive Officer            Treasurer and Chief Financial Officer
