Form 10-Q
period 1999-12-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 2000-02-11
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-Q


(Mark one)
     /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1999

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

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

         Yes   X           No
            ------            -------

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999: Class A Common Stock, $.01 per share - 5,591,726 shares



This Form 10-Q consists of 12 pages.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS


Part I.   Financial Information

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                  as of December 31, 1999 and March 31, 1999 ................................    3

                  Consolidated Statements of Operations
                  for the three and nine months ended December 31, 1999 and 1998 ............    4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the nine months ended December 31, 1999 ...............................    5

                  Consolidated Statements of Cash Flows
                  for the nine months ended December 31, 1999 and 1998 ......................    6

                  Notes to Consolidated Financial Statements ................................  7-8

         Item 2. Management's Discussion and Analysis of Financial Condition
                  And Results of Operations.................................................. 9-10

Part II.   Other Information

         Item 1. Legal Proceedings...........................................................   10

         Item 4. Submission of Matters to a Vote of Security Holders.........................   11

         Item 5. Other Information...........................................................   11

         Item 6. Exhibits and Reports on Form 8-K............................................   11

Signatures...................................................................................   12


             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                            DECEMBER 31, 1999      MARCH 31, 1999
                                                                  -----------------      --------------
   CURRENT ASSETS                                                     (Unaudited)           (Audited)
   Cash and cash equivalents                                          $  919,698           $    410,595
   Restricted cash                                                       350,000                350,000
   Accounts receivable, net of allowances of
          $ 82,490 and $55,490, respectively                           1,361,990              1,114,674
   Inventories                                                         1,315,000                491,177
   Prepaid expenses                                                      476,302                477,319
   Deferred tax asset                                                    124,084                124,084
                                                                    ------------            -----------
         TOTAL CURRENT ASSETS                                          4,547,074              2,967,849
   Property, plant and equipment, net                                  9,983,297             10,171,932
   Deferred financing costs and other assets                              97,771                101,375
                                                                    ------------            -----------

         TOTAL ASSETS                                               $ 14,628,142           $ 13,241,156
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    919,944           $    799,089
   Line of credit                                                           ---                 644,445
   Current portion of long term debt                                     711,351                717,369
   Current portion of capital lease obligations                           16,776                    853
   Current portion of accrued restructuring costs                        263,215                523,094
   Deferred revenue                                                      774,939                382,208
                                                                      ----------             ----------
         TOTAL CURRENT LIABILITIES                                     2,686,225              3,067,058

   Long term debt, net of current portion                              6,760,468              7,564,276
   Capital lease obligations, net of current portion                      68,062                    ---
   Accrued restructuring costs, net of current portion                   519,185                561,215
   Other liabilities                                                         ---                 30,000
   Deferred tax liability                                                124,084                124,084
                                                                     -----------            -----------
         TOTAL LIABILITIES                                            10,158,024             11,346,633
   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY
   Series A-1 convertible preferred stock, par value $.01
      per share; liquidation preference of $1,551,000,
      6% cumulative dividends, beginning May 31, 2001,
      15,510 shares authorized, issued and outstanding                       155                    ---
   Class A common stock, par value $.01 per share;
      14,984,490 shares authorized; 5,591,726 and
      5,365,101 shares issued and outstanding, respectively               55,917                 53,651
   Additional paid-in capital                                          9,316,579              7,613,014
   Additional paid-in capital - warrants outstanding                     422,170                    ---
   Accumulated deficit                                                (5,324,703)            (5,772,142)
                                                                    ------------            -----------
         TOTAL STOCKHOLDERS' EQUITY                                    4,470,118              1,894,523
                                                                    ------------            -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  14,628,142           $ 13,241,156
                                                                   =============           ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended                  Nine months ended
                                                            December 31,                       December 31,
                                                            ------------                       ------------
                                                        -------------------------------------------------------

                                                        1999             1998              1999             1998
                                                        ----             ----              ----             ----
                                                     (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)

Revenues                                            $2,991,140       $1,621,277         $8,054,617      $5,021,145
Cost of sales                                        2,135,494        2,022,402          5,725,713       5,278,730
                                                     ---------       -----------         ---------       ---------
        Gross profit (loss)                            855,646         (401,125)         2,328,904        (257,585)


Operating expenses:
   General and administrative                          388,482          439,533          1,091,367       1,274,287
   Selling                                             167,990          213,499            435,390         599,860
                                                     ---------       -----------         ---------       ---------
         Profit (loss) from operations                 299,174       (1,054,157)           802,147      (2,131,732)

Interest expense                                      (149,012)        (143,551)          (451,709)       (289,617)
Interest income & other, net                            42,170           24,331             97,001         138,130
                                                     ---------       -----------         ---------       ---------
         Earnings (loss) before taxes                  192,332       (1,173,377)           447,439      (2,283,219)
Provision for benefit from taxes                           ---         (412,061)            ---             31,876
                                                     ---------       -----------         ---------       ---------
         Net earnings (loss)                        $  192,332      $(1,585,438)        $  447,439     $(2,251,343)
                                                    ==========      ============        ==========      ============


Earnings (Loss) Per Common Share:
Basic
          Net earnings (loss)                            $0.03           $(0.30)             $0.08          $(0.42)
                                                         =====           =======             =====          =======


Diluted
          Net earnings (loss)                            $0.03           $(0.30)             $0.07          $(0.42)
                                                         =====           =======             =====          =======


Weighted average common shares outstanding:

          Basic                                      5,590,835         5,328,627         5,583,897         5,310,975
                                                     =========         =========         =========         =========
          Diluted                                    6,406,494         5,328,627         6,253,910         5,310,975
                                                     =========         =========         =========         =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                               PREFERRED STOCK                     COMMON STOCK
                                          SHARES          PAR VALUE          SHARES          PAR VALUE
                                          ------          ---------          ------          ---------
BALANCE, MARCH 31, 1999                      ---            $ ---           5,365,101          $53,651

Issuance of shares pursuant to                                                225,000            2,250
private placement

Issuance of convertible series
A-1 preferred stock, net of               15,510             155
issuance costs of $185,634

Issuance of preferred stock warrants

Compensation expense related to
stock option grants

Issuance of debt warrants

Issuance of shares pursuant                                                     1,625              16
to exercise of stock options

Net income
                                          ------             ----           ---------         -------
BALANCE, DECEMBER 31, 1999                15,510             $155           5,591,726         $55,917
                                          ======             ====           =========         =======


                                                             ADDITIONAL
                                                           PAID-IN CAPITAL-
                                            ADDITIONAL         WARRANTS        ACCUMULATED
                                          PAID-IN CAPITAL    OUTSTANDING         DEFICIT            TOTAL
                                          ---------------    -----------         -------            -----
BALANCE, MARCH 31, 1999                        $7,613,014     $    ---        $(5,772,142)       $1,894,523

Issuance of shares pursuant to                    447,750                                           450,000
private placement

Issuance of convertible series
A-1 preferred stock, net of                     1,365,211                                         1,365,366
issuance costs of $185,634

Issuance of preferred stock warrants             (153,218)     153,218                                  ---

Compensation expense related to                    41,400                                            41,400
stock option grants

Issuance of debt warrants                                      268,952                              268,952

Issuance of shares pursuant                         2,422                                             2,438
to exercise of stock options

Net income                                                                        447,439           447,439
                                               ----------     --------        ------------       ----------
BALANCE, DECEMBER 31, 1999                     $9,316,579     $422,170        $(5,324,703)       $4,470,118
                                               ==========     ========        ============       ==========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                            CONSOLIDATED STATEMENTS.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine months ended
                                                                                    December 31,
                                                                         ---------------------------------
                                                                                1999                  1998
                                                                         -----------           -----------
                                                                         (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $  447,439           $(2,251,344)
  Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
    Depreciation and amortization                                            493,236               368,688
    Deferred financing costs                                                   3,604               (11,538)
    Non-cash compensation expense                                             41,400                   ---
    Deferred income taxes                                                       ---                (31,876)
    (Increase) decrease in accounts receivable                              (247,316)              532,869
    Increase in inventories                                                 (823,823)             (126,605)
    Decrease (increase) in prepaid expenses and other assets                   1,017               (10,530)
    Increase in accounts payable
       and accrued expenses                                                  120,855               142,661
    Decrease in accrued restructuring costs                                 (301,909)                  ---
    Increase in deferred revenue                                             392,731                37,278
    Decrease in other non-current liabilities                                (30,000)              (22,523)
                                                                            ---------             ----------

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                            97,234            (1,372,920)
                                                                              ------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment net of capital leases                (208,628)           (1,195,018)
    Decrease in bond funds held by trustee                                       ---               778,454
                                                                            ---------             ---------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 (208,628)             (416,564)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments of) proceeds from short term borrowings, net                (644,445)              549,390
    Repayments of long-term debt                                            (540,874)             (220,487)
    Payment of capital lease obligations                                     (11,988)              (23,948)
    Net proceeds from sale of common and preferred stock                   1,817,804                16,717
                                                                           ---------                ------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              620,497               321,672
                                                                             -------               -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             509,103            (1,467,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               410,595             3,041,705
                                                                          ----------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   919,698        $    1,573,893
                                                                             =======             =========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                              $   451,709        $      255,448
   Income taxes                                                          $       ---        $          ---



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

     During the fiscal year ended March 31, 1999, the Company successfully validated and completed the FDA initial inspection of the new Camden production facility, and reorganized and expanded the sales and marketing organization to utilize the additional capacity now available to the Company. The Company also initiated a management reorganization, including hiring a new President and Chief Executive Officer, implemented a workforce reduction and began to consolidate all production into the Camden facility. These actions were taken to address the Company's recent significant operating losses which resulted from costs associated with the start-up of the new Camden facility and the related delay in the new sales and marketing programs. The implementation of these plans have resulted in a positive sales trend in the three quarters of the current fiscal year 2000 and the recent signing of new customer agreements. Additionally as described in note 5, in first fiscal quarter of 2000, the Company raised $1.8 million, net of related fees of approximately $186,000, in private placements of common and convertible preferred stock. During June 1999, the Company also negotiated revised loan covenants with its primary lender allowing the Company to be in compliance at March 31, 1999 and for subsequent quarters of the current fiscal year (see Note 3). The Company is required to, and has achieved substantial growth in the first nine months of fiscal 2000 in revenues and improvements in operating results over the prior year in order to meet these covenants. The Company expects to be in compliance through March 31, 2000. Management believes its plans will generate sufficient cash from operations, which when combined with capital availability will enable the Company to meet its covenants and cash needs for the foreseeable future. However, there can be no assurance that this will occur.

   2. INVENTORIES

           Inventories consisted of the following:


                                           December 31, 1999     March 31, 1999
                                           -----------------     --------------

              Raw materials                    $  641,922          $ 273,506
              Work-in-process                     673,078            217,671
                                               ----------            -------
                                               $1,315,000          $ 491,177
                                               ==========           ========


   3.  LONG TERM DEBT

     In conjunction with the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and current ratio, all as defined and established in the applicable documents. As of March 31, 1999, the Company was not in compliance on three covenants due to the fiscal year operating loss. Subsequent to March 31, 1999, the Bank modified the covenants as of March 31, 1999 and for the fiscal year ending March 31, 2000. As of December 31, 1999, the Company was in compliance with the modified covenants. In return for the covenant modifications, the Company issued warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement. Using the Black-Scholes option pricing model, these warrants had a fair value of $268,952 at the time of issuance and are included as Additional Paid-in Capital - Warrants Outstanding and debt issuance costs in the accompanying balance sheet at December 31, 1999. These debt issuance costs are being amortized as interest expense over the life of the related debt.

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

      Restructuring expenses totaling $80,000 and $302,000 were charged against the accrual for the three months and nine months ended December 31, 1999, respectively. Of the remaining accrual balance of $782,000, $263,000 is classified in current liabilities as accrued restructuring costs and is expected to be paid over the next 12 months, with the remaining balance of $519,000 recorded as a non-current liability.


   5.  STOCKHOLDERS' EQUITY

      In April 1999, the Company raised $450,000 through the private placement sale of 225,000 shares of its Common Stock to eight investors. The investors include board members Thomas P. Rice, Harvey L. Miller, Regis F. Burke, and Narlin B. Beaty. The proceeds from the sale are being used for general corporate purposes.

      In May 1999, the Company also raised $1.4 million, net of related issuance costs of approximately $186,000, through the sale of 15,510 shares of its series A-1 convertible preferred stock (the "Preferred Stock"). The Preferred Stock was issued together with warrants to purchase an aggregate of 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Under the terms of the Preferred Stock, the investors are permitted, as a separate class, to elect one person to the Company's Board of Directors. In addition, the preferred stock is convertible into 1,034,000 shares of common stock. The proceeds from the sale are being used for general corporate purposes.

      In connection with the issuance of the series A-1 convertible preferred stock, the Company issued warrants to purchase 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. Using the Black-Scholes option pricing model, the fair value of these warrants was $153,218 at the time of issuance and have been included as Additional Paid-in Capital - Warrants Outstanding in the accompanying balance sheet as of December 31, 1999.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

Operating revenues for the three months ended December 31, 1999 increased 84% to $2,991,000 from $1,621,000 for the three months ended December 31, 1998. Operating revenues for the nine months ended December 31, 1999 increased 60% to $8,055,000 from $5,021,000 for the nine months ended December 31, 1998. Revenues for the nine-month period exceeded annual revenues for all but one year in the Company's history. While the revenues continue to be primarily non-commercial, these customers have chosen CBL for current developmental work due to the Company's ability to provide long-term commercial scale volume after product approval by the FDA. The Company has signed agreements with customers related to the manufacture of commercial products, which should commence during the fiscal year beginning April 1, 2000.

Gross margin as a percent of revenues was 29% for both the three and the nine-month periods ended December 31, 1999 as compared to a negative margin generated for the comparable prior year periods. The increased sales volume, particularly the use of the new Camden facility which was not in full service during the same three and nine month period in the prior fiscal year was a major factor in the improvement.

General and administrative expenses decreased $51,000 and $183,000 respectively to $388,000 for the three months and $1,091,000 for the nine month period ended December 31, 1999. General and administrative expenses as a percentage of sales decreased to 13% for both the three month and nine month periods ended December 31, 1999, compared to 27% and 25% for the three month and nine month periods, respectively for the prior year. Selling expenses were 6% and 5% of revenues respectively, for the three and nine-month periods ended December 31, 1999 compared to 13% and 12% for the comparable prior year period. Although the actual amount of general and administrative and selling expenses decreased in the current periods, the primary reason for the decrease as a percent of revenue was the significant increase in revenues in the current periods.

As a result of the revenue increases and expense decreases, operating income for the three months and nine months ended December 31, 1999, was $299,000 and $802,000, respectively as compared to losses of $1,054,000 and $2,132,000, respectively, for the comparable prior year periods.

Interest expense for the three months and nine months ended December 31, 1999, was $149,000 and $452,000, respectively, as compared to $143,000 and $289,000, respectively, for the three and nine month period in the prior year. During the first four months of the prior year, interest related to the construction of the new facility was being capitalized. The current fiscal year includes interest expense applicable to the entire new Camden facility, which is now fully operational.

Due to the net operating losses generated during the fiscal year ended March 31, 1999, there is no tax provision related to the current year, resulting in net income of $192,000 and $447,000 for the three and nine-month period ended December 31, 1999, respectively. In December 1998, the Company reversed the previously recorded tax benefit associated with the loss for the six months ended September 30, 1998, and did not record a tax benefit for the three months ended December 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 1999, CBL had cash and cash equivalents of $920,000 compared to $411,000 at March 31, 1999. These balances do not include $350,000 held as collateral for the Company's obligation under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina. A letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, renovation and equipping of the Camden production facility.

The Company continues to maintain a $750,000 Revolving Line of Credit from First Union National Bank of Maryland. There was no outstanding balance as of December 31, 1999, as the Company used a portion of the proceeds from the May 1999 equity placement to pay down the line of credit, which had an outstanding balance of $644,000 at March 31, 1999.

In May 1999, the Company completed two private placements of equity securities grossing $2.0 million, before expenses. The equity includes 225,000 shares of the Company's Class A Common Stock with proceeds of $450,000 purchased by a small group of investors led by Company officers and Directors. An investment banking and management firm purchased 15,510 shares of Convertible Preferred Stock for $1,551,000. The shares of Preferred Stock are convertible at the holder's option into 1,034,000 shares of Class A Common Stock using the current conversion ratios. In addition, warrants to purchase 51,700 shares of the Company's Class A Common Stock were issued in conjunction with this Preferred Stock placement.

The $509,000 increase in the cash position from $411,000 at March 31, 1999 to $920,000 at December 31, 1998 was the result of several factors, including the equity placements and operating profits. This was offset in part by the pay down of the March 31, 1999 revolving credit balance, capital expenditures, payments on long-term debt, and the increase in the accounts receivable and inventory balances required to support the operating revenue increase. Management believes that based on the current financial position, its operating plan will generate sufficient cash from operations, which when combined with capital availability will enable the Company to meet its covenants and cash needs for the foreseeable future. However, there can be no assurance this will occur.


YEAR 2000 ISSUE

The year 2000 issue, (Y2K) refers to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, some applications could fail or create incorrect results if they interpret "00" as the year 1900 rather than 2000. The Company addressed the Y2K situation during the construction of the Camden facility.

In conjunction with the Company's expansion of its commercial production capabilities, the Company upgraded both its computer hardware and software. The suppliers certify the equipment and software installed in the Company's new commercial production facility over the past three years as Y2K compliant. The Company experienced no significant problems related to the Y2K issue. Management believes the upgrades have resolved the Y2K issue for the Company.

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




PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS


        None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On October 14, 1999 the Company held its annual meeting. In addition to the election of all the Directors, who were unopposed, listed in the Proxy Statement were three (3) matters voted on at the meeting:

                  1. Adoption of the Company's Fifth Stock Incentive Plan which, provides for granting a maximum of 750,000 shares was approved by a vote of:

                                        For       3,205,604
                                        Against     875,235
                                        Abstain      25,300

                  2. Approval of an amendment to the Company's Charter to increase the number of authorized shares of capital stock from 10,000,000 to 15,000,000 shares and to eliminate the unissued Class B Common Stock and Series A Preferred Stock by a vote of:

                                        For       3,702,096
                                        Against     396,279
                                        Abstain      21,994

                  3. Ratified the reappointment of Arthur Andersen LLP as the Company's independent auditor for the fiscal year ending March 31, 2000 by a vote of:

                                        For       6,003,713
                                        Against      16,545
                                        Abstain       8,100



ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               A.       EXHIBITS:

                        27 - Financial Data Schedule

               B.       REPORTS ON FORM 8-K:

                        None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

By: /s/ Thomas P. Rice                           By: /s/ John T. Janssen
    ----------------------------------------         ----------------------
       Thomas P. Rice                                John T. Janssen
       President and Chief Executive Officer         Treasurer and Chief
                                                     Financial Officer