Form 10-K405
period 2000-03-31
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 2000-07-13
CIK 799485

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended March 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                to

        Commission File Number: 1-12748

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1176514 (IRS Employer Identification Number)

1111 S. Paca Street, Baltimore, Maryland (Address of principal executive offices)	21230 (zip code)	2834 (SIC)

(410) 843-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class: Class A Common Stock, $0.01 par value per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

As of June 30, 2000 the aggregate market value of the outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share, held by non-affiliates of the Registrant was approximately $26,985,000 based on the closing sale price of the Class A Common Stock on June 30, 2000.

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2000:
Class A Common Stock, $0.01 per share - 5,681,156 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the part of the Form 10-K into which the document is incorporated. None

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

Annual Report on Form 10-K
Fiscal Year Ended March 31, 2000
Table of Contents

PART I

ITEM 1. BUSINESS

General Overview

Chesapeake Biological Laboratories, Inc. (the "Company" or "CBL") is an established contract service provider of pharmaceutical and biopharmaceutical product development and production services for parenteral (injectable) and other sterile products. The Company serves a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, the Company has provided services on a contract basis to more than 100 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 125 therapeutic products. Customers contract with the Company to produce development stage products for use in U.S. Food and Drug Administration ("FDA") required toxicology studies, clinical trials and to provide manufacturing services for FDA approved products for commercial sale. In fiscal year 2000, the Company provided services to over 60 customers.

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

The Company's objective is to expand the parenteral product development and production services CBL provides to the pharmaceutical and biotechnology industries. The Company renovated a 70,000 square foot building purchased in November 1996 into a sterile pharmaceutical production facility. The pharmaceutical production operation was mechanically completed in December 1997. The FDA initial general facility inspection was completed in July 1998 and all developmental and production services were being performed in the new facility by March 31, 2000.

CBL believes its established experience and expertise, ISO 9001 certification, plus the increase in capacity provided by the new facility and ability to offer a broad range of drug development and production services, will enable it to provide competitive, cost-effective contract services to the pharmaceutical and biopharmaceutical industries. The increased utilization of the new facility during fiscal year 2000 enabled the Company to return to profitability.

The acquisition, renovation, validation and start-up of the Company's new Camden laboratory and production facility has significantly increased CBL's capacity. The Company's production capacity should enable the CBL to continue to meet current and future customers' increasing volume requirements and pursue larger scale, long-term commercial contracts. While the Company has increased its capacity to include larger scale production, the equipment originally acquired for the Camden facility was designed to meet the needs of biotechnology firms whose production lot sizes are in the range of 30 to 50 thousand units per run. The Company is currently acquiring specific manufacturing equipment that can provide larger production runs for vial and syringe filling in order to produce product for customers who are seeking more efficient, larger production lots.

The Company has expanded its capabilities to better meet the increasing preference of pharmaceutical and biotechnology companies to outsource development and production functions. As part of this effort, the Company continues to expand its scientific staff to meet the challenges of developing and producing increasingly complex biologically-derived drug products. In addition, the Company hired two sales representatives in fiscal year 1999. These sales representatives have increased CBL's presence in the market with direct sales calls on new and existing customers and have been in attendance at industry trade shows and exhibits. The Company also reorganized its internal staff to provide support to the sales representatives and expanded the project management group. The Company's sales strategy is to match the Company's capabilities with the needs of prospective customers. At present, the Company has a limited range of types and size of production equipment, which may affect the Company's ability to meet its sales objectives.

The Company believes that many pharmaceutical and biotechnology companies prefer to outsource development services to companies that do not manufacture, market and distribute potentially competitive proprietary products. CBL focuses substantially all of its resources on product development and production services for others and does not pursue its own research or product development in direct competition with its customers.

Contracts and Customers

A substantial portion of the Company's current customers are engaged in the early phase of clinical development. Accordingly, only a limited but an increasing amount of the Company's fiscal year 2000 revenue is from the manufacture of commercial products. The Company's product mix is anticipated to continue to change in fiscal year 2001 to more commercial product production. However, the Company expects a majority of its revenue in fiscal 2001 to be generated from clinical development clients. Generally, all non-commercial, early phase clinical work is performed under purchase orders provided by its customers. Customers provide purchase orders within 30-60 days of commencement of work. Therefore, the Company's backlog represents approximately three months of future revenues. The Company is currently negotiating longer term commercial agreements with several customers. The Company's backlog for commercial manufacturing services began to grow at the end of fiscal year 2000 with the commercial approval of two products and a third that is anticipated to be approved.

Competition

The Company directly competes with several pharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. Although many of these pharmaceutical product development organizations, contract manufacturers and university research laboratories do not offer the full range of services offered by the Company, they can and do compete effectively against certain segments of the Company's business, including its pharmaceutical production capabilities. The Company also competes with in-house research, development and support service departments of pharmaceutical and biotechnology companies. Certain of these competitors, particularly the larger, established pharmaceutical and biotechnology companies, have significantly greater resources and better name recognition than the Company.

Competitive factors include reliability, turnaround time, reputation for innovation and quality performance, capacity to perform numerous required services, financial and regulatory strength and price. The Company believes that it can compete favorably in these areas. In addition, the Company's strategy is to complement its customers by not pursuing its own research and development or production of products. The Company believes that many customers prefer CBL to other contract manufacturing companies that also produce and sell their own products in direct competition with those of the customer.

Employees

At March 31, 2000, the Company had 92 full-time equivalent employees, six of which hold Ph.D. degrees, 13 hold master's degrees and six hold professional certifications. Fifty of CBL's employees perform scientific, regulatory or engineering functions. The Company believes that its relations with its employees are good.

Governmental Regulation

The services performed by the Company are subject to extensive regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the U.S. Federal Food, Drug and Cosmetic Act and FDA administered Current Good Manufacturing Practices ("cGMP") regulations. Although the Company has successfully operated in this stringent regulatory environment since the early 1980's and believes its experience is an advantage over some of its competitors, compliance with these regulations is a continuous process. These regulations apply to all phases of drug manufacturing, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance with cGMP by the Company could result in disqualification of data collected by the Company. Material violation of cGMP requirements could result in regulatory sanctions, and in severe cases, could result in a mandated closing of the Company's facilities. Any of these sanctions would materially and adversely affect the Company's business and prospects. From time to time, the FDA revises its existing regulations or implements new regulations. The Company cannot predict when the FDA might take any such action. Revised or new FDA regulations are likely to increase the Company's operating costs and could require capital expenditure.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-K or in documents incorporated herein by reference, including without limitation, statements including the word "believes," "anticipates," "intends," "expects, " or words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following summary of business risks describe forward-looking information. The business risks that are described are not all inclusive, particularly with respect to possible future events. Other parts of this Annual Report on Form 10-K may also describe forward-looking information. There maybe events over which the Company has no control that may cause actual results to be very different from what the Company expects. The Company also makes no promise to update any of its forward-looking statements, or to publicly release the results if the Company revises any of them. Factors which may cause actual results of operations in future periods to differ materially from intended or expected results include, but are not limited to:

If CBL cannot expand its production equipment, CBL may not be able to grow its business.

The equipment CBL currently uses has limited production capacity. CBL's existing equipment allows it to conduct only limited production runs. CBL will need to acquire manufacturing equipment capable of larger production runs if CBL is to increase its customer base. This equipment is very expensive. CBL does not currently have a source of funding to acquire this equipment. If CBL cannot acquire this equipment, CBL will not be able to produce products in larger runs. Therefore, CBL may not be able to grow its business substantially without more equipment.

Because CBL currently operates under short-term agreements, CBL needs to maintain or increase the numbers of agreements CBL has to grow its business.

CBL receives most of its business under individual purchase orders and short-term agreements with its customers. Therefore, CBL has no guaranteed or long-term revenues. CBL needs to continue to successfully negotiate an increased number of purchase orders and contracts with a larger number of clients to increase its revenues. If CBL fails to maintain its current rate of incoming orders, its revenues and profits will decline. If CBL fails to obtain more purchase orders or contracts, CBL cannot grow its business.

CBL faces significant competition from pharmaceutical companies and others, which may cause it to lower prices or lose business.

CBL competes directly with several pharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. Most companies who produce biopharmaceutical products do not engage in product development. Most companies who provide product development services do not have the equipment or expertise to manufacture products. However, many of CBL's competitors, particularly large established pharmaceutical and biotechnology companies, have many more resources than CBL does. If any of these competitors, or new ones, decide to provide the same services that CBL provides at lower prices, CBL may be forced to lower its prices or lose business. If this happens, CBL's revenues and profitability will decrease. Because many of CBL's competitors have greater financial resources, they would be able to sustain these pricing pressures better than CBL could. CBL is a small company with limited financial resources. Therefore, CBL might be forced to go out of business if CBL faces prolonged price competition.

If CBL fails to meet governmental regulations, CBL may not be able to sell its services.

CBL must ensure that its products and services continuously comply with strict requirements designed to ensure the quality and integrity of pharmaceutical products. These requirements include the U.S. Federal Food, Drug and Cosmetic Act and FDA-administered Current Good Manufacturing Practices (known as cGMP) regulations. These regulations apply to all phases CBL's business, including the following:

  •
  drug testing and manufacturing;

  •
  record keeping;

  •
  personnel management;

  •
  management and operations of facilities and equipment;

  •
  control of materials, processes and laboratories; and

  •
  packaging, labeling and distribution.

To date, CBL has been able to comply with these governmental regulations. However, Congress or the FDA could impose stricter regulations in the future. CBL has a small staff of persons with FDA expertise. Therefore, CBL could have difficulty in quickly changing its methods to comply with stricter regulations. If CBL fails to comply with the FDA's regulations, the FDA can disqualify any data CBL collects in its product development process and terminate its ongoing research. If CBL violates the FDA's regulations, CBL could face additional regulatory sanctions. In severe cases, the FDA could close CBL's facilities. If the FDA disqualified CBL's data or closed its facilities, even for a short period of time, CBL's reputation could be severely damaged. This would probably make it difficult for CBL to obtain new purchase orders and contracts. If CBL could not obtain new purchase orders and contracts, CBL could go out of business.

The public uses some of the products CBL produces even though CBL does not market or sell products directly to the public. Therefore, CBL faces liability for personal injury or death to people who use these products. CBL may have to pay substantial damages or incur substantial defense costs in connection with a claim of personal injury or death. CBL believes it has adequate insurance coverage to cover potential risk.

If CBL's operating results and financial performance fluctuate, the market price of CBL's common stock may fluctuate.

CBL's revenues and operating results have varied substantially from quarter to quarter during the past several years. For example, CBL incurred net losses during all of its fiscal year 1999 and realized net income of only $111,777 in the first quarter of its fiscal year 2000. CBL expects continued quarterly fluctuations based on such factors as:

  •
  the timing of its customers' beginning, ending or canceling large contracts with CBL;

  •
  the timing of its completion of services to customers under different contracts;

  •
  when CBL incurs expenses for facilities and equipment; and

  •
  the profit margins from the types of work CBL performs in any given quarter.

For these reasons, CBL believes that you should not rely on quarterly comparisons of its financial results to predict its future performance. Also, fluctuations in CBL's quarterly results may affect the market price of its common stock for reasons unrelated to its longer term potential.

ITEM 2. PROPERTIES

Since 1986, the Company has leased 15,000 square feet at the Seton Business Park in Baltimore, Maryland, which the Company operated as a multi-customer pharmaceutical production facility in accordance with cGMP regulations. In April 1998, the lease term for this facility was extended to December 31, 2000, with one, two-year renewal option thereafter. As of March 31, 2000, the Company had consolidated virtually all the functions of the Seton facility into the new Camden facility. The Company does not plan to renew the Seton facility lease after December 31, 2000.

In November 1996, the Company acquired a 70,000 square foot building, located on 3.48 acres of land in the Camden Industrial Park in Baltimore, Maryland. The Company has completed the renovation, which included office, warehouse and several laboratories, in addition to the production area build-out and installation of production support and processing equipment. In July 1998, the FDA completed its initial general facility inspection, which made the facility operational for customer use. During fiscal year 2000, manufacturing services previously provided at the Seton facility were transferred to the Camden site.

In October 1998, the Company entered into a lease for a 7,700 square foot building at 730 W. West Street and related vacant lot at 1200 South Paca Street. The West Street building is adjacent to the Company's Camden facility. The Company expects to utilize the office portion of the building for the quality assurance function and may seek to locate a future customer who would best be serviced with a separate dedicated facility, in the remaining space. There are no plans to develop the related vacant lot at 1200 South Paca Street at this time.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) As of March 31, 2000, the Company's Class A Common Stock traded on the Nasdaq Stock Market's National Market under the symbol CBLI. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Class A Common Stock, as reported on Nasdaq National Market for each fiscal quarter during 2000 and 1999.

	Fiscal Year Ended March 31,
	2000		1999
	High	Low	High	Low
First fiscal quarter	$3.500	$1.750	$7.625	$6.625
Second fiscal quarter	3.875	2.500	8.500	5.500
Third fiscal quarter	3.500	2.250	5.625	3.625
Fourth fiscal quarter	6.500	2.688	4.500	1.750

As of June 30, 2000, there were approximately 225 holders of record of the Company's Class A Common Stock. The Company has never declared or paid a cash dividend on its Class A Common Stock. Earnings, if any, are expected to be retained to finance the development of the Company's business. In connection with the listing by the Company of its Class A Common Stock on the Nasdaq National Market, the Company filed on May 22, 1997, a Registration Statement on Form 8-A with the United States Securities and Exchange Commission in order to register the Class A Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registration Statement on Form 8-A was declared effective on May 27, 1997.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements, which for fiscal years 2000, 1999, and 1998 are included in this report.

Summary of Operations	Fiscal year ended March 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share amount)
Revenues	$10,781	$6,747	$7,016	$8,654	$6,174
Gross profit (loss)	3,162	(820)	1,583	2,635	2,203
Operating expenses	2,070	2,786	2,202	1,665	1,665
Restructuring charge	—	1,240	—	—	—
Income (loss) from operations	1,092	(4,846)	(619)	791	537
Extraordinary loss on refinancing	—	(265)	—	—	—
Net income (loss)	2,418	(5,414)	(379)	504	309
Earnings per share:
Net income (loss) per share	$0.43	$(1.02)	$(0.08)	$0.12	$0.08
Net income (loss) available to common shareholders	$0.34	$(1.02)	$(0.08)	$0.12	$0.08
Consolidated Balance Sheet Data	As of March 31,
	2000	1999	1998	1997	1996
	(in thousands)
Working capital	$1,698	$(99)	$4,873	$2,794	$2,161
Total assets	17,211	13,241	16,493	13,445	4,320
Long term obligations	6,941	8,280	8,431	8,715	319
Stockholders' equity	6,524	1,895	7,064	4,043	3,384

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's revenues are derived from two sources—product development services and commercial production services. The Company provides its customers in the pharmaceutical and biotechnology industries with product development services, experimental products for use in clinical trials and manufacturing services for FDA approved commercial drugs and medical devices. The Company has particular experience and expertise in the development and production of sterile, process-sensitive biopharmaceutical products. The Company is ISO 9001 certified.

The Company's scientific, regulatory and engineering staff perform multiple product development functions for CBL's customers, including regulatory research and development of sterile product formulations, test method development and validation, container-closure system design, accelerated and on-going product stability studies, process design and manufacturing validations, and regulatory and compliance consulting. Following final development of a stable formulation of the pharmaceutical product and validation of the manufacturing process, the Company's production expertise is typically called upon to provide services for filling the development product for use in clinical trials or investigations as part of the FDA approval process.

The Company had completed the build-out and validation and initial FDA inspection by July 1998 of its 70,000 square foot commercial production facility in Camden, which had been purchased in November 1996. As of March 31, 2000, the Company had transferred production services from the Seton facility to the new Camden facility.

In May 1999, the Company raised a total of $2.0 million, before expenses, from the sale of Convertible Preferred Stock to an investment banking and management firm and Class A Common Stock to a group led by Company Officers and Directors.

The Company reached record levels in terms of customers serviced (64) and revenue of $10.8 million for the fiscal year ended March 31, 2000 as a result of its newly instituted sales and marketing program and the organization and transfer of production to the new Camden facility.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

Revenues for the year ended March 31, 2000 increased 60% to $10.8 million, from $6.8 million for fiscal year 1999. In fiscal year 2000, sales were made to 64 customers compared to 47 customers in the prior fiscal year. No customer accounted for more than 7% of fiscal year 2000 revenues.

Revenues and earnings in fiscal year 2000 do not reflect a service agreement CBL entered into to fill vials in anticipation of a customer's commercial launch of a product upon FDA approval. The agreement had two elements, filling of vials and labeling, packaging and shipping the vials for an additional fee after FDA approval was obtained. CBL filled the vials and invoiced the client $632,000 for the filling service during fiscal year 2000, which the client subsequently paid within terms, during fiscal year 2000 and in the first quarter of fiscal year 2001. The filled but unlabeled vials were stored in the Company's warehouse at the client's request pending FDA approval. FDA approval is required before the customer could provide CBL with the label text to allow CBL to proceed with labeling and packaging services. The FDA approved the client's product in May 2000 and CBL is now providing labeling services. The client's product will be shipped in the first half of fiscal year 2001 and the $632,000 in revenue and the related gross margin will be recognized upon shipment.

During fiscal year 2000, manufacturing operations were transferred from the Seton facility to the new Camden facility, and virtually all of the Company's products were manufactured at the Camden facility during the fourth quarter of fiscal 2000. Costs in several areas increased for the current fiscal year as compared to the prior fiscal year, including the full 12 months of costs associated with the Camden facility compared to the eight months of these costs in fiscal 1999. Despite these increased expenses, the throughput of products in the new Camden facility, as well as the inherent operating leverage through increased sales, enabled the Company's gross profit margin to improve from a negative 12% of sales in fiscal year 1999 to 29% of sales in fiscal year 2000.

The revenue increase in fiscal year 2000 was achieved with an average employee roster of 93 people, compared to an average of 91 employees the previous year. This was the result of a management reorganization and work force reduction implemented in the fourth quarter of fiscal year 1999.

Selling, general and administrative expenses decreased from $2,786,000 in fiscal year 1999, or 41% of revenues, to $2,070,000 in fiscal year 2000, or 19% of revenues. This lower expense level was due to approximately $750,000 of expenses relating to the management reorganization and reduction of personnel as well as other non-recurring items in fiscal year 1999. These decreases were offset in part in fiscal year 2000 by expenses relating to the full year cost associated with the outside sales force as well as additional consulting fees to modify and upgrade quality systems to ensure compliance levels necessary to support the commercial manufacturing facility.

As a result of the above, earnings before interest and taxes increased to $1,092,000, or 10.1% of sales, as compared to a loss of $3.6 million (before restructuring) in fiscal year 1999. In fiscal year 2000, interest income, interest expense and other expense was a net expense of $500,000, versus $304,000 of net expense in fiscal year 1999. The principal reason for this increase was $145,000 of interest payments in fiscal year 1999 that were capitalized (rather than expensed) as part of the refurbishing of the Camden facility prior to FDA inspection.

In fiscal year 2000, the Company utilized its net operating loss carryforward ("NOL") and paid no income tax. As of March 31, 2000, the Company had a remaining NOL for federal income tax purposes of approximately $4.4 million.

In fiscal year 1999, the Company established a tax valuation reserve for the tax benefit related to the fiscal year loss. Based on the revenue increase and profitable results of fiscal year 2000 operations and the expectation of continued operating profits management believes, it is now more likely than not that the Company will use the net operating loss carryforward. As a result, the valuation reserve has been eliminated and a net tax benefit of $1,826,000 was recorded in fiscal year 2000.

Reported net income available to common shareholders was affected in fiscal year 2000 by the issuance of Convertible Preferred Stock, which was issued in May 1999 at a conversion rate of $1.50 versus the market price of $2.00, this represented a beneficial conversion feature that was valued separately at issuance. The intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the Company's common stock into which the Preferred Stock was convertible, multiplied by the number of shares into which the Preferred Stock was convertible. This represents a beneficial conversion feature of $517,000, which was accounted for as a reduction of retained earnings and an increase in additional paid-in capital. This conversion feature was recorded on the date of issuance of the Preferred Stock as the stock is convertible at any time by the holders. This beneficial conversion is analogous to a dividend to the preferred shareholders. Correspondingly, the reported net income of $2,418,119 or $0.43 per share was reduced by this $517,000 beneficial conversion, thus the net income available to common shareholders was $1,901,119 or $0.34 per share.

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

Revenues for the year ended March 31, 1999 were $6.7 million, down $300,000 or 4% from fiscal year 1998. Due to the expiration of the Allergan contract in fiscal year 1998, there were no sales to Allergan in fiscal year 1999 compared to sales of $984,000 in fiscal year 1998. Allergan, as a percentage of total sales for fiscal years 1999, 1998 and 1997 was 0%, 14% and 47%, respectively. The Company had 47 active customers in fiscal year 1999 as compared to 40 in fiscal year 1998. CBL received FDA approval of its new facility in August 1998 and initiated a sales promotion program subsequent to the facility's approval. While a portion of the revenues were generated at the Camden facility, approximately 85% of revenues were generated at CBL's original Seton facility during fiscal year 1999.

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

Operating expenses increased $654,000 to $2,930,000 for the fiscal year 1999. Primary factors for the expense increase include costs related to a sales and marketing program initiated after the FDA approval of the Camden facility. The program included the addition of two sales representatives and an increase in CBL's advertising expenditures. Another factor in the increase was the management reorganization costs, which were not considered restructuring charges.

In January 1999, Mr. Thomas P. Rice was appointed President and Chief Executive Officer. During the fourth quarter of the current fiscal year, CBL initiated a workforce reduction program and made a decision to close the Seton facility and consolidate all of its operations at the new Camden facility. The Company recorded a provision of $1.2 million for restructuring costs associated with these actions. On his appointment as President and CEO, Mr. Rice was granted 200,000 non-qualified options to purchase CBL common stock at $1.00 per share, which was below the then current market price of $2.50 per share. The Company recorded the expense of $150,000 for the vested portion of 100,000 options in general and administrative expense.

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

Interest income and other, net decreased during fiscal year 1999 compared to fiscal year 1998 as the Company used the remaining bond funds received in November 1996 and the proceeds of the June 1997 follow-on public offering for the validation, start-up and transitional costs of the new facility and general corporate purposes. Interest expense increased in fiscal year 1999 compared to fiscal year 1998 as the Company began recording the full interest expense, following the FDA approval in August 1998, which allowed the new facility to be operational. During the facility renovation, the Company capitalized a portion of the interest related to the bond funds.

Due to the recent operating results and uncertainties related to the timing of significant commercial production at the new Camden facility, the Company established a valuation reserve for the tax benefit associated with the 1999 fiscal year loss. The valuation reserve associated with the tax benefit at March 31, 1999 approximates $2.0 million. The Company's effective income tax rate in fiscal years 1999 and 1998 was 0% and 37%, respectively. As of March 31, 1999, the Company had generated a net operating loss carry forwards available for federal income tax purposes of $3.9 million.

Net loss for fiscal year 1999 was $5.4 million compared to a net loss of $379,000 for fiscal year 1998. Earnings per share reflect a net loss of $1.02 per share for fiscal year 1999, compared to net loss of $0.08 per share in fiscal year 1998.

Liquidity and Capital Resources

In November 1996, the Company acquired its Camden facility in Baltimore, Maryland, to renovate and equip as a pharmaceutical manufacturing facility and to house its administrative offices and warehouse operations. The Company paid $2,150,000 in cash and 125,000 shares of Class A Common Stock for the land and existing improvements. Renovations to convert the building to a commercial pharmaceutical production facility were completed in December 1997 and an FDA general facility inspection was completed in July 1998.

The cash portion of the purchase price for the land and existing building, as well as the cost of the renovations and a portion of the pharmaceutical manufacturing equipment and related pharmaceutical facility build-out, was financed through the issuance of $7,000,000 variable rate economic development demand revenue bonds by the Maryland Industrial Development Financing Authority ("MIDFA"), and a $1,500,000 loan from the Mayor and City Council of Baltimore, acting through the Department of Housing and Community Development and the City of Baltimore Development Corporation. In addition, approximately $3,400,000 of pharmaceutical manufacturing equipment was financed through equipment operating leases from companies affiliated with NationsBank (now Bank of America), American Equipment Leasing, BancBoston Leasing (now Fleet Capital Leasing) and CoreStates (now First Union National Bank).

The loan from the City of Baltimore Development Corporation accrues interest at a fixed rate of 6.5% per annum, for a term of 20 years. Monthly interest only payments were due through November 1998 and monthly payments of principal and interest are due thereafter through November 2016.

The bonds issued in November 1996 by MIDFA were variable rate, tax-exempt, and issued pursuant to a Trust Indenture. The maximum annual interest rate provided for under the terms of the bonds was 12% and, subject to certain conditions, the bonds could be converted to fixed-rate at the option of the Company. The Company entered into an interest rate swap agreement and, as a result, the interest rate applicable to the bonds through November 2003 was capped at 5.51%. The principal portion of the bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay Letter of Credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest was payable quarterly, as of February 1, 1997, and principal portions of the bonds were subject to redemption, commencing November 1998, in accordance with a schedule set forth in the bonds. The maturity date is August 1, 2018. The letter of credit is issued pursuant to a Letter of Credit and Reimbursement Agreement containing various terms and covenants applicable to the Company. The Company's obligations with respect to the letter of credit and bonds are secured by substantially all of the assets of the Company, including the new facility. MIDFA has also provided the Bank with additional credit support for the letter of credit in the form of a $1,800,000 deficiency guaranty.

Due to capital expenditure restrictions on the tax-exempt bonds, the Company converted the bonds to a taxable status in November 1998. These restrictions could have hindered CBL's ability to effectively satisfy the needs of new customers who would require additional capital expenditures for product manufacturing purposes. In conjunction with the conversion, CBL entered into a variable interest rate swap agreement on the taxable bonds with a maximum rate of 6.99% through November 1, 2005. As of March 31, 2000, the interest rate was 6.59%.

Under the documentation applicable to the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ratio, an EBITDA ratio and a current ratio, all as defined in the applicable documents. As of March 31, 2000, the Company was in compliance with the required covenants.

On March 31, 2000, CBL had cash and cash equivalents of $595,000 compared to $411,000 at March 31, 1999. These balances do not include $350,000 held as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with the Bank, pursuant to which a letter of credit was issued as credit enhancement for the bonds issued by the MIDFA. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, plus the renovation and equipping of the Camden Industrial Park facility. The Company continues to maintain a $750,000 Revolving Line of Credit from the First Union National Bank of North Carolina, under which there was no outstanding balance at

March 31, 2000. The Revolving Line of Credit has the same ratio and balance requirements as the Letter of Credit Facility associated with the MIDFA bonds.

In May 1999, the Company completed two private placements of equity securities grossing $2,001,000, less financing costs of $193,000. The equity included 225,000 shares of Class A Common Stock with proceeds of $450,000 purchased by a group led by Company officers and directors. Various investors led by an investment banking and management firm purchased 15,510 shares of Convertible Preferred Stock for $1,551,000. The shares of Convertible Preferred Stock are convertible at any time by the holders into 1,034,000 shares of Class A Common Stock. In connection with the placement of Convertible Preferred Stock, warrants to purchase 51,700 shares of the Company's Common Stock were issued. As of March 31, 2000, the Company had secured lease commitments of approximately $1.7 million for capital expansion needs.

The $185,000 increase in cash and cash equivalents was attributable primarily to operating profit, which resulted in $304,000 cash provided from operations plus the $1.8 million, net of related costs, raised with the private placement of convertible preferred shares and common stock. These increases in cash were offset in part by capital expenditures, the payments of long-term debt, and accrued restructuring costs and the elimination of debt related to the revolving line of credit with First Union National Bank, which reduced the total increase in cash to $185,000. The positive cash flow in fiscal year 2000 compares favorably to the negative cash flow generated in the prior two fiscal years. Management believes its plans will generate sufficient cash resources to meet its covenants and cash needs through at least April 2001. However, there can be no assurances this will occur.

Year 2000 Issue

The Year 2000 issue ("Y2K") arose as a result of computers and devices containing microprocessors having been programmed using only the last two digits to refer to a year rather than all four digits. There was the potential for the incorrect calculation of dates (1900 instead of 2000) that could result in incorrect results and disrupt operations.

The Company addressed the Y2K issue during the construction of the Camden facility and the use of an independent consultant to upgrade computer hardware and software. The upgrades were important to resolve Y2K issues and to support the Company's expansion plans. As a result, Y2K issues did not pose any operation problems. Because the Company experienced no major year 2000-related issues internally or externally over the year 2000 transition, it does not currently believe that it will incur material costs or expense material disruptions in its business associated with Y2K. However, there can be no assurance that the Company or the Company's vendors' current systems and product offerings do not contain undetected defects associated with year 2000 date functions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to market risk from changes in interest rates. CBL does not enter into derivative instruments for speculative trading purposes.

The Company in conjunction with the conversion of the MIDFA bonds from tax-exempt to taxable entered into a variable interest rate swap agreement on the taxable bonds with a maximum rate of 6.99% through November 1, 2005. As of March 31, 2000 the interest rate was 6.59%.

The Company's interest rate on the revolving Line of Credit Facility is 3.00% over the LIBOR Market Index Rate. Based on the $52,000 average outstanding balance in fiscal year 2000 there was no significant risk.

In addition, the Company has obtained a loan from the City of Baltimore Development Corporation. This loan accrues interest at a fixed rate of 6.5% per annum, for a term of 20 years. Monthly interest only payments were due through November 1998 and monthly payments of principal and interest are due thereafter through November 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are contained on pages 26 through 38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 31, 2000, are as follows:

Name	Age	Position(s) with the Company
Thomas P. Rice	50	President, Chief Executive Officer and Director
John T. Botek	43	Vice President, Chief Operating Officer
Narlin B. Beaty, Ph.D	50	Vice President, Chief Technical Officer and Director
John T. Janssen	61	Vice President, Chief Financial Officer and Treasurer
Charles M. Proby(5)	54	Vice President, Sales and Marketing
Regis F. Burke(1)(2)	52	Director
Harvey L. Miller(1)(3)	60	Director
Elliot F. Hahn, Ph.D.(1)(4)	56	Director

(1)
Member of Compensation, Stock Option and Audit Committees.
(2)
Chairman of the Audit Committee.
(3)
Chairman of the Stock Option Committee.
(4)
Chairman of the Compensation Committee.
(5)
Appointed as an Officer, March 2000.

Thomas P. Rice, age 50, was elected a director in 1997 and was appointed President and Chief Executive Officer as of January 11, 1999. Mr. Rice is a Certified Public Accountant. In 1996, Mr. Rice co-founded Columbia Investments, LLC, which made selective investments, primarily in the health care industry. From 1993 to 1996, Mr. Rice was Executive Vice President, Chief Operating and Financial Officer and a member of the Board of Directors of Circa Pharmaceuticals, Inc., a publicly-traded pharmaceutical firm. From 1991 to 1993, Mr. Rice was a principal of Competitive Advantage, a Baltimore-based management consulting firm. From 1985 to 1990, Mr. Rice was Vice President of Administration and Finance of PharmaKinetics Laboratories, Inc.

John T. Botek, age 43, joined the Company as Vice President and Chief Operating Officer in April 1999. In 1996, Mr. Botek was also a co-founder of Columbia Investments, LLC. From 1993 to 1996, he was Senior Vice President of Operations of Circa Pharmaceuticals, Inc.

Narlin B. Beaty, Ph.D., age 50, joined the Company in 1983 and currently serves as Vice President and Chief Technical Officer. He served as President of the Company from 1991 until May 1996 and has been a director of the Company since 1989. Dr. Beaty also served as Acting President of the Company from 1989 to 1991 and as Director of Development for the Company from 1985 to 1988.

John T. Janssen, age 61, joined the Company in 1993 as CFO. He is a Certified Public Accountant with over 35 years of diversified financial management experience. During the 12 years prior to joining the Company, he was a member of the Board of Directors and Chief Financial Officer of Barre-National, Inc. of Baltimore, Maryland, for 3 years, and Genessee Brewing Co. of Rochester, New York, for 9 years, respectively.

Charles M. Proby, age 54, joined the Company in 1998 as Director of Sales, and was promoted to Vice President Sales and Marketing in March 2000. From 1996 to 1998, he served as Business Development Manager with BioScience Contract Production Corporation. Prior to that Mr. Proby was Vice President—Sales and Marketing for Asepco, Inc., a manufacturer of aseptic processing equipment and General Manager at L.H. Fermentation, a bioprocessing equipment company.

Regis F. Burke, age 52, was elected a director of the Company in 1995. Mr. Burke is a Certified Public Accountant in private practice, since 1988. Mr. Burke specializes in corporate transaction consulting, business planning, business valuation and litigation support services. Mr. Burke currently serves as an outside director to several privately held companies located in Maryland and Pennsylvania. Prior to 1988, Mr. Burke was a partner with Touche Ross & Co., an international accounting firm.

Harvey L. Miller, age 60, was elected a director in 1996. Since 1980, Mr. Miller has been Chairman of GSI Corporation, a manufacturer of high-tech wire assemblies. Since 1986, Mr. Miller has been president of DM Realty Corporation, a developer of commercial real estate sites. Mr. Miller has served as a director of Maryland Midland Railway, Inc. since 1997.

Elliot F. Hahn, Ph.D., age 56, was elected a director in September 1999. He is President and a director of Andrx Corporation, a publicly traded pharmaceutical company. He is also a director of two privately held corporations. Since 1988, he has been an Adjunct Associate Professor at the University of Miami School of Medicine.

Board Committees and Meetings

The Board of Directors has three standing committees: a Compensation Committee, an Audit Committee and a Stock Option Committee. The current members of each committee are Messrs. Burke, Miller and Dr. Hahn. The Compensation Committee makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent public accountants. The Stock Option Committee administers and grants stock options and awards pursuant to the Company's Incentive Stock Option Plans.

The Audit Committee, which includes the outside directors, met with the Company's independent public accountants, both before and after the year-end audit. During fiscal year 2000, the Audit Committee met once to review the final results of the fiscal year 1999 audit and once to review the fiscal year 2000 audit.

During the fiscal year ended March 31, 2000, the Board of Directors held eight formal meetings. All directors attended at least 80% of the meetings.

ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION

Summary of Compensation

The following table sets forth the compensation earned by the Company's Chief Executive Officer, the Company's four other highest compensated executive officers and the former Chairman for services rendered in all capacities to the Company for the Fiscal Years ended March 31, 2000, 1999 and 1998.

	Summary Compensation
	Annual Compensation						Long Term Compensation
	Salary and Incentive Compensation
							Other Annual Compensation ($)			Stock Options (#)
	Year	$			Bonus ($)
Thomas P. Rice President and Chief Executive Officer	2000 1999 1998	$ $	150,000 34,134 —	(1)(2)		— — —	$ $ $	1,247 8,271 9,600	(3) (3) (3)	75,000 253,000 3,000	(4)
John T. Botek Vice President and Chief Operating Officer	2000 1999 1998		$125,333 — —	(5)		— — —		— — —		200,000 — —
Narlin B. Beaty Vice President and Chief Technical Officer	2000 1999 1998	$ $ $	131,200 143,601 150,053			— — —		— — —		75,000 — 13,786
John T. Janssen Vice President, Chief Financial Officer and Treasurer	2000 1999 1998	$ $ $	129,300 141,521 147,880		$	— — 4,000		— — —		7,500 — 13,786
Robert J. Mello(A) Secretary and Vice President	2000 1999 1998	$ $ $	121,325 138,566 144,792	(6)		— — —		— — —		10,000 — 13,786
William P. Tew(B) Former Chairman	2000 1999 1998	$ $ $	31,250 174,818 194,428	(9)		— — —	$ $ $	183,432 51,353 849	(8) (7)	— 154,089 30,130

(A)
Dr. Mello resigned as Secretary and Vice President March 15, 2000.
(B)
Dr. Tew resigned as Chairman June 30, 1999.
(1)
Represents a partial fiscal year. Mr. Rice was appointed President of the Company in January 1999, after a two-year tenure on the Board of Directors.
(2)
Includes $17,067 of deferred compensation.
(3)
Represents fees and options given to Mr. Rice as a non-employee director prior to January 1999 and life insurance premiums paid on behalf of Mr. Rice between January 11, 1999 and March 31, 2000.
(4)
Includes 3,000 options given Mr. Rice as an outside director and 250,000 upon joining CBL.
(5)
Represents a partial fiscal year. Mr. Botek was appointed Vice President, Chief Operating Officer on April 13, 1999.
(6)
Represents a partial fiscal year. Dr. Mello resigned on March 15, 2000.
(7)
Includes $50,000 paid in January 1999 as part of management realignment.
(8)
Represents fees for consulting and management reorganization for the period July 1, 1999 through March 31, 2000 and life insurance premiums.
(9)
Represents compensation for Dr. Tew as Chairman through June 30, 1999.

Employment Agreement

Mr. Rice entered into an agreement with the Company on January 11, 1999. Upon joining the Company as President and Chief Executive Officer, Mr. Rice received an annual salary of $150,000 of which $75,000 was deferred until January 2000. The agreement was scheduled to continue through December 31, 2000 and be automatically renewed for one year periods unless Mr. Rice or the Company gave 90 day written notice of non-renewal. Mr. Rice was granted qualified stock options for 50,000 shares of which 50% will vest on December 2, 2000 and are 100% vested January 2, 2001 and had an exercise price of $3.75 per share, which was the market at the day of the grant. Mr. Rice also received non-qualified stock options for 200,000 shares at $1.00 per share, which was below the then $2.50 market price. 100,000 of these shares vested upon grant. The vesting of the remaining shares vest at 20,000 shares per year over the next five years or based upon the achievement of certain milestones, which if achieved would result in accelerated vesting.

Mr. Botek entered into an employment agreement in March 1999 and joined the Company as Vice President and Chief Operating Officer in April 1999. The initial term of the employment agreement was scheduled to continue through December 31, 2000 and be automatically renewed annually each January 1, unless Mr. Botek or the Company gave 90 days written notice of non-renewal. Mr. Botek receives an annual salary of $130,000. During 1999, 50% of his salary was deferred until January 3, 2000. Mr. Botek is also entitled to periodic bonuses at the discretion of the Compensation Committee. Mr. Botek was granted qualified stock options for 25,000 shares of Class A Common Stock, one-half of which vest on June 30, 2000, and the remainder of which will vest on December 31, 2001. The exercise price of these options is $2.125 per share, the market price on the date of grant. Mr. Botek also received non-qualified stock options for 125,000 shares of Class A Common Stock at an exercise price of $1.00 per share, one-half of which vested on the date of grant and the remainder of which vest 20% per year over the next five years or earlier upon the Company's achievement of certain milestones.

Effective June 1, 2000, Messrs. Rice and Botek extended the terms of their employment agreements with the Company through May 31, 2002. The new employment agreements may be renewed for one additional year, at the option of Mr. Rice or Mr. Botek, respectively, with at least 90 day written notice. Both Messrs. Rice and Botek received salary increases to $200,000 and $160,000, respectively, and remain entitled to annual bonuses at the discretion of the Compensation Committee. Under each new employment agreement, the executive is entitled to two times his most recent annual compensation if (i) his employment is terminated upon a change of control or (ii) he terminates his employment within six months after a change in control. In connection with these new employment agreements, Messrs. Rice and Botek purchased 100,000 restricted shares and 75,000 restricted shares, respectively, subject to forfeiture, under the Company's Fifth Stock Incentive Plan, for $2.50 per share, the fair market value on the date of purchase. Messrs. Rice and Botek each signed a promissory note to the Company for the purchase price for the shares.

The Company has also entered into employment agreements with Dr. Beaty and Mr. Janssen. These agreements generally provide for payment of a base salary, together with incentive compensation in an amount to be determined by the Board of Directors or Compensation Committee from time to time. Base salaries established in the employment agreements for Dr. Beaty and Mr. Janssen are $131,200 and $129,300, respectively. The base salary applicable to any executive officer may be changed through action of the Compensation Committee or Board of Directors.

The employment agreements provide, in the case of Dr. Beaty, for an initial term of three years, with successive three-year renewal terms; and, in the case of Mr. Janssen, for an initial term of two years, with successive two-year renewal terms. The initial term of each employment agreement commenced July 1, 1995. Pursuant to the employment agreements, each of the executive officers is required to devote substantially all of his business time to Company related matters and has agreed not to solicit clients or customers of the Company for a period following termination of employment.

The employment agreements also provide for severance payments to the executive officers of the Company in certain circumstances. Dr. Beaty and Mr. Janssen are each entitled to receipt of severance payments in the amount equal to approximately one-half of their respective annual compensation upon termination of their employment following a breach by the Company of their respective employment agreements or for good reason by the employee.

William P. Tew, Ph.D., resigned as Chairman June 30, 1999. From July 1, 1999 through June 30, 2000, Dr. Tew served as a consultant to the Company at a monthly retainer of $10,208.

Stock Option Grants

Stock options were granted during the fiscal year to the officers listed below:

							Potential Realizable Value at Assumed Annual Appreciation For Option Term(3)
			% of Total Options Granted in Fiscal '00
	Shares Granted			Exercise Price Per Share		Expiration Date
							5%($)		10%($)
Thomas P Rice	75,000		11.3%		$2.438	12/13/09		$118,304		$312,125
John T. Botek	125,000 25,000 50,000	(2) (1)	18.9% 3.8% 7.5%	$ $ $	1.000 2.125 2.438	12/21/08 4/13/09 12/13/09	$ $ $	171,859 34,372 78,869	$ $ $	453,422 90,684 208,083
Narlin B. Beaty	50,000 25,000		7.5% 3.8%	$ $	2.438 2.313	12/13/09 4/8/09	$ $	78,869 37,413	$ $	208,083 98,707
John T. Janssen	7,500		1.1%		$2.313	4/8/09		$11,224		$29,612
Robert J. Mello(a)	10,000		1.5%		$2.313	4/8/09		$14,965		$39,483

(a)
Robert J. Mello resigned as Secretary and Vice-President on March 15, 2000.
(1)
50% of these options vest June 30, 2000 and are 100% vested December 31, 2001.
(2)
Non-qualified options. 62,500 were vested upon grant and were issued at $1.00 compared to $2.25 market on date of grant. The balance of the shares vest over a five year period or upon a qualifying event.
(3)
Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Common Stock.

Stock Option Exercises and Holdings

The table below sets forth information concerning the exercise of options during the 2000 fiscal year and unexercised options held at the end of the fiscal year by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

AGGREGATED OPTION EXERCISES IN THE 2000 FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year-End(#) Exercisable(E)/ Unexercisable(U)		Value of Unexercised In-the-Money Options at Fiscal Year-End(#)(1) Exercisable(E)/ Unexercisable(U)
Thomas P. Rice	0	0	187,000 152,000	(E) (U)	$ $	482,775 368,750	(E) (U)
John T. Botek	0	0	112,500 87,500	(E) (U)	$ $	307,788 269,688	(E) (U)
Narlin B. Beaty	0	0	93,786 45,000	(E) (U)	$ $	167,341 84,543	(E) (U)
John T. Janssen	0	0	33,786 22,500	(E) (U)	$ $	49,866 42,340	(E) (U)
Robert J. Mello(A)	15,000	$73,750	53,768	(E)		$81,736	(E)

(1)
Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price. The fair market value on March 31, 2000 was $4.375 per share.

(A)
Robert J. Mello, Ph.D., who resigned as Secretary and Vice President on March 15, 2000 exercised options on March 6, 2000 to purchase 5,000 shares at $1.50 which had been granted November 30, 1995 and 10,000 shares at $1.75 granted June 25, 1996.

Compensation of Board of Directors

Executive Officers of the Company who also serve on the Board of Directors receive no additional compensation for their service as such. Members of the Board of Directors who are not also employed by the Company receive annual compensation of $9,600 per year for their service on the Board of Directors. In addition, the Company grants to each director, upon that individual's initial appointment or election to the Board of Directors, an option to purchase 8,000 shares of Common Stock at the then current market price. Accordingly, Mr. Burke was granted an option to purchase 8,000 shares of Common Stock at $1.50 per share in November 1995, Mr. Miller was granted an option to purchase 8,000 shares of Common Stock at $3.125 per share in November 1996, Mr. Rice was granted an option to purchase 8,000 shares of Common Stock at an exercise price of $5.1875 per share in March 1997 and Dr. Hahn was granted an option to purchase 8,000 shares of Common Stock at an exercise price of $3.00 on September 14, 1999. Each of these respective options is evidenced by a Director's Agreement and a related Option Agreement by and between the Company and the director and becomes exercisable based on a vesting schedule over a four-year period measured from the date of grant.

In addition, in March 1997, the Board of Directors approved the 1997 Directors' Stock Option Plan (the "Directors" Plan). The Directors' Plan provides for the issuance of a qualified stock option to purchase 3,000 shares of Common Stock to each director of the Company who is not an officer and who is serving as chairperson of any standing committee of the Board of Directors at the date of grant. Options under the Directors' Plan are automatically granted annually at the first meeting of the Board of Directors following the Annual Meeting of the Stockholders at an exercise price equal to the then current market price of the Common Stock. Accordingly, on October 14, 1999, options to purchase 3,000 shares each were granted to

Messrs. Burke, Miller and Dr. Hahn, exercisable at the then current market price of $3.375 per share. These options were vested on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 1, 2000, with respect to the number of shares owned by each person who is known by the Company to own beneficially 5% or more of its Class A Common Stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage Beneficially Owned
Regis F. Burke 6 Kincaid Court Baldwin, MD 21013	78,200	(2)	1.1%
Elliot F. Hahn, Ph.D. Andrx Corporation 4001 SW 47th Avenue Ft. Lauderdale, FL 33314	3,000	(3)	*
Harvey L. Miller 200 Village Square Cross Keys Baltimore, MD 21210	107,500	(4)	1.5%
Thomas P. Rice 4209 Buckskin Wood Drive Ellicott City, MD 21042	239,500	(5)	3.3%
Narlin B. Beaty, Ph.D. 13406 Blythenia Road Phoenix, MD 21131	237,791	(6)	3.3%
William P. Tew, Ph.D. 412 Stablers Church Road Parkton, MD 21220	524,568		7.3%
Corporate Opportunities Fund (Institutional) L.P. 126 East 56th Street New York, NY 10022	798,458	(8)	11.1%
Corporate Opportunities Fund L.P. 126 East 56th Street New York, NY 10022	147,427	(9)	2.0%
All directors and officers as a group (8 persons)	897,452	(7)	12.5%

*
Less than 1%.
(1)
Unless otherwise noted, all shares indicated are held with sole voting and sole investment power.
(2)
Includes 27,000 shares purchasable under option exercisable within 60 days of June 1, 2000.
(3)
Includes 3,000 shares purchasable under option exercisable within 60 days of June 1, 2000.
(4)
Includes 25,000 purchasable under option exercisable within 60 days of June 1, 2000.
(5)
Includes 187,000 purchasable under option exercisable within 60 days of June 1, 2000.
(6)
Includes 106,288 purchasable under option exercisable within 60 days of June 1, 2000.

(7)
Includes 516,447 purchasable under option exercisable within 60 days of June 1, 2000.
(8)
Includes the common stock equivalent of Series A-1 Preferred Stock purchased May 20, 1999.
(9)
Includes the common stock equivalent of Series A-1 Preferred Stock purchased May 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A partnership of which Lillian Hahn is managing partner purchased 999 shares of Series A-1 Convertible Preferred Stock from the Company in its private placement in May 1999 for $99,900. Lillian Hahn is the wife of Elliott F. Hahn, Ph.D., a member of CBL's Board of Directors. Dr. Hahn disclaims beneficial ownership of these shares.

Also in May 1999, the Company completed a private placement of 225,000 shares of its Class A Common Stock for $2.00 per share, the then fair market price. Investors included Messrs. Beaty, Burke, Miller and Rice, who purchased 12,500, 42,500, 42,500 and 42,500 shares, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  (2). Schedules

Schedule Number	Description	Page Number

II	Valuation and Qualifying Accounts	43
Exhibit	Description	Page Number
23.1	Consent of Independent Public Accountants	77

  (a)
  (3). Exhibits

**3.01	Articles of Restatement.
****3.02	Amended and Restated By-Laws of the Registrant.
*10.01	Second Incentive Stock Option plan of the Registrant.
*10.02	Third Incentive Stock Option Plan of the Registrant.
*10.03	Lease, dated December 26, 1986, between Centennial/Warren Technology Associates Limited Partnership, as predecessor of Jiffy Lube International of Maryland, Inc., and the Registrant.
***10.04	Loan and Security Agreement, dated September 2, 1994, by and between the Registrant and the Bank of Baltimore Bancorp Leasing and Financial Inc., now known as First Union National Bank of Maryland.
*****10.05	Employment Agreement dated July 1, 1995 by and between the Registrant and William P. Tew, Ph.D.
*****10.06	Employment Agreement dated as of July 1, 1995 by and between the Registrant and Narlin B. Beaty, Ph.D.
*****10.07	Employment Agreement dated as of July 1, 1995 by and between the Registrant and John T. Janssen.
*****10.08	Employment Agreement dated as of July 1, 1995 by and between the Registrant and Robert J. Mello, Ph.D.
+10.09	Loan Agreement dated as of November 1, 1996, by and between the Registrant and Maryland Industrial Development Financing Authority.
+10.10	Letter of Credit and Reimbursement Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.
+10.11	Collateral Pledge Agreement dated as of November 1, 1996, by and between the Registrant and First Union National Bank of North Carolina.
+10.12	Promissory Note dated as of November 21, 1996 from the Registrant to the Mayor and City Council of Baltimore, in the original principal sum of $1,500,000.
+10.13	Promissory Note dated as of November 21, 1996 from the Registrant to the Maryland Industrial Financing Authority, in the original principal sum of $7,000,000.
*****10.14	Fourth Incentive Stock Option Plan of the Registrant.
**10.15	Letter Agreement dated November 21, 1996, by and between Registrant and William P. Tew, Ph.D.
**10.16	Letter Agreement dated November 21, 1996, by and between Registrant and Narlin B. Beaty, Ph.D.
**10.17	Letter Agreement dated November 21, 1996, by and between Registrant and John T. Janssen.
**10.18	Letter Agreement dated November 21, 1996, by and between Registrant and Robert J. Mello, Ph.D.
**10.19	1997 Directors' Stock Option Plan of the Registrant.
++10.20	Letter Agreement dated February 10, 1999, by and between Registrant and William P. Tew, Ph.D.
+++10.21	Employment Agreement dated January 11, 1999 by and between the Registrant and Thomas P. Rice.
++++10.22	Employment Agreement dated March 22, 1999 by and between the Registrant and John T. Botek.

++++10.23	Letter Agreement dated June 22, 1999, by and between Registrant and William P. Tew, Ph.D.
10.24	Letter Agreement dated March 14, 2000 by and between Registrant and Robert J. Mello, Ph.D
10.25	Employment Agreement dated May 31, 2000 by and between the Registrant and Thomas P. Rice.
10.26	Employment Agreement dated May 31, 2000 by and between the Registrant and John T. Botek.
10.27	Restricted Stock Purchase Agreement dated June 16, 2000 by and between the Registrant and Thomas P. Rice.
10.28	Restricted Stock Purchase Agreement dated June 16, 2000 by and between the Registrant and John T. Botek.
22.0	Subsidiary of the Registrant.
23.1	Consent of Independent Public Accountants
27.0	Financial Data Schedule
*	Incorporated by reference to Exhibits to Company's Registration Statement on Form S-1 (No. 333-17655).
**	Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-2 (No. 333-25903).
***	Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1994.
****	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 1994.
*****	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1995.
+	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 1996.
++	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 1998.
+++	Incorporated by reference to Exhibits to Company's Annual Report on Form 10-K for Fiscal Year Ended March 31, 1999.
++++	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 1999.
(b)	Reports on Form 8-K
The Registrant filed a current Report on Form 8-K on May 24, 1999, reporting an Item 5 event (the private placements of Convertible Preferred and Common Stock)
The Registrant filed a current Report on Form 8-K on September 17, 1999, reporting an Item 5 event (exchange of Convertible Preferred Stock)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
By:	/s/ THOMAS P. RICE Thomas P. Rice President and Chief Executive Officer	By:	/s/ JOHN T. JANSSEN John T. Janssen Treasurer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. RICE Thomas P. Rice	President, Chief Executive Officer and Director	July 12, 2000
/s/ NARLIN B. BEATY, PH.D. Narlin B. Beaty, Ph.D.	Chief Technical Officer and Director	July 12, 2000
/s/ REGIS F. BURKE Regis F. Burke	Director	July 12, 2000
Elliot F. Hahn, PH.D.	Director
/s/ HARVEY L. MILLER Harvey L. Miller	Director	July 12, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Chesapeake Biological Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Chesapeake Biological Laboratories, Inc. (a Maryland corporation) and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chesapeake Biological Laboratories, Inc. and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements, and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Baltimore, Maryland,
June 27, 2000

CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of March 31,

	2000	1999
ASSETS
Current Assets
Cash and cash equivalents	$595,140	$410,595
Restricted cash	350,000	350,000
Accounts receivable, net	1,832,047	1,114,674
Inventories	1,636,598	491,177
Prepaid expenses	360,579	477,319
Deferred tax asset	668,748	124,084

Total current assets	5,443,112	2,967,849
Property, plant and equipment, net	10,179,913	10,171,932
Deferred tax asset	1,233,965	—
Deferred financing costs and other assets	353,827	101,375

Total assets	$17,210,817	$13,241,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,232,133	$799,089
Line of credit	—	644,445
Current portion of long term debt	725,018	717,369
Current portion of capital lease obligations	17,072	853
Current portion of accrued restructuring costs	591,644	523,094
Deferred revenue	1,179,736	382,208

Total current liabilities	3,745,603	3,067,058
Long Term Liabilities
Long term debt, net of current portion	6,839,257	7,564,276
Capital lease obligations, net of current portion	64,529	—
Accrued restructuring costs, net of current portion	37,479	561,215
Other liabilities	—	30,000
Deferred tax liability	—	124,084

Total liabilities	10,686,868	11,346,633

Commitments and Contingencies
Stockholders' Equity
Series A-1 convertible preferred stock, par value $.01 per share; liquidation preference $1,451,100 6% cumulative dividends, accruing beginning May 31, 2000, 15,510 and 0 shares authorized, 14,511 and 0 shares issued and outstanding	145	—
Class A common stock, par value $.01 per share; 14,984,490 shares authorized; 5,677,781 and 5,365,101 shares issued and outstanding	56,778	53,651
Additional paid-in capital	10,338,049	7,613,014
Accumulated deficit	(3,871,023)	(5,772,142)

Total stockholders' equity	6,523,949	1,894,523

Total liabilities and stockholders' equity	$17,210,817	$13,241,156

The accompanying notes are an integral part of the consolidated balance sheets.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31,

	2000	1999	1998
Revenues	$10,781,302	$6,747,045	$7,015,858
Cost of sales	7,619,304	7,567,073	5,432,953

Gross profit (loss)	3,161,998	(820,028)	1,582,905
Operating Expenses:
General and administrative	1,470,158	1,889,185	1,533,388
Selling	600,172	896,708	668,095
Restructuring charge	—	1,239,577	—

Income (loss) from operations	1,091,668	(4,845,498)	(618,578)
Interest expense	(606,112)	(453,108)	(203,864)
Interest and other income	106,144	149,031	221,445

Income (loss) from operations before taxes and extraordinary item	591,700	(5,149,575)	(600,997)
Benefit from income taxes	1,826,419	—	222,369

Income (loss) before extraordinary item	2,418,119	(5,149,575)	(378,628)
Extraordinary loss on refinancing	—	264,684	—

Net income (loss)	$2,418,119	$(5,414,259)	$(378,628)

Net income (loss) available to common stockholders	$1,901,119	$(5,414,259)	$(378,628)

Income (loss) per common share:
Basic
Income (loss) before extraordinary item, available to common stockholders (see footnote 9)	$0.34	$(0.97)	$(0.08)

Net income (loss) available to common stockholders	$0.34	$(1.02)	$(0.08)

Diluted
Income (loss) before extraordinary item, available to common stockholders (see footnote 9)	$0.30	$(0.97)	$(0.08)

Net income (loss) available to common stockholders	$0.30	$(1.02)	$(0.08)

Weighted average common shares outstanding:
Basic	5,589,582	5,323,806	4,991,251

Diluted	6,347,191	5,323,806	4,991,251

The accompanying notes are an integral part of the consolidated statements.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Earnings/ (Deficit)	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, March 31, 1997	—	$—	4,114,558	$41,145	$3,980,836	$20,745	$4,042,726
Issuance of shares pursuant to follow-on public offering	—	—	1,034,793	10,348	3,276,693	—	3,287,041
Issuance of shares pursuant to exercise of stock options	—	—	126,844	1,269	111,510	—	112,779
Net loss	—	—	—	—	—	(378,628)	(378,628)

Balance, March 31, 1998	—	—	5,276,195	52,762	7,369,039	(357,883)	7,063,918
Issuance of shares pursuant to exercise of stock options	—	—	88,906	889	15,850	—	16,739
Vesting of below market stock options grants	—	—	—	—	228,125	—	228,125
Net loss	—	—	—	—	—	(5,414,259)	(5,414,259)

Balance, March 31, 1999	—	—	5,365,101	53,651	7,613,014	(5,772,142)	1,894,523
Issuance of shares pursuant to private placement	—	—	225,000	2,250	447,750	—	450,000
Issuance of convertible preferred stock and related warrants	15,510	155	—	—	1,874,962	(517,000)	1,358,117
Conversion of preferred stock	(999)	(10)	66,603	666	(656)	—	—
Exercise of common stock warrants	—	—	2,355	24	(24)	—	—
Vesting of below market stock options grants	—	—	—	—	45,625	—	45,625
Issuance of warrants related to debt agreement	—	—	—	—	268,952	—	268,952
Issuance of shares pursuant to exercise of stock options	—	—	18,722	187	12,131	—	12,318
Tax benefit realized from stock option grant	—	—	—	—	76,295	—	76,295
Net income	—	—	—	—	—	2,418,119	2,418,119

Balance, March 31, 2000	14,511	$145	5,677,781	$56,778	$10,338,049	$(3,871,023)	$6,523,949

The accompanying notes are an integral part of the consolidated statements.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31,

	2000	1999	1998
Cash Flows From Operating Activities:
Net income (loss)	$2,418,119	$(5,414,259)	$(378,628)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary item	—	264,684	—
Depreciation and amortization	651,018	509,548	346,994
Amortization of deferred financing costs	16,500	—	—
Non-cash compensation expense	45,625	228,125	—
Deferred income taxes	(1,826,419)	—	(26,133)
(Increase) decrease in accounts receivable	(717,373)	144,886	(544,767)
(Increase) decrease in inventories	(1,145,421)	33,819	235,079
Decrease (increase) in prepaid expenses and other assets	116,740	147,631	(322,850)
Increase (decrease) in accounts payable and accrued expenses	433,044	395,717	(147,740)
(Decrease) increase in accrued restructuring costs	(455,186)	1,084,309	—
Increase in deferred revenue	797,528	204,615	91,706
(Decrease) increase in other non-current liabilities	(30,000)	7,477	(30,067)

Net cash provided by (used in) operating activities	304,175	(2,393,448)	(776,406)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(563,025)	(1,252,649)	(4,859,980)
Decrease in bond funds held by trustee	—	778,454	3,904,543

Net cash used in investing activities	(563,025)	(474,195)	(955,437)

Cash Flows From Financing Activities:
(Repayments of) proceeds from short term borrowings, net	(644,445)	644,445	—
Repayments of long term debt	(717,370)	(391,004)	(23,129)
Payments of capital lease obligations	(15,225)	(28,099)	(29,022)
Net proceeds from sales of stock	1,820,435	16,739	3,399,819
Payment of debt issuance costs	—	(5,548)	(7,064)

Net cash provided by financing activities	443,395	236,533	3,340,604

Increase (decrease) in cash and cash equivalents	184,545	(2,631,110)	1,608,761
Cash and cash equivalents, beginning of period	410,595	3,041,705	1,432,944

Cash and cash equivalents, end of period	$595,140	$410,595	$3,041,705

Cash paid during the period for:
Interest	$606,112	$453,108	$203,865

Income taxes	$—	$—	$153,800

Non-cash Transactions
Deferred financing costs—warrants	$268,952	$—	$—

Capital lease obligations	$95,973	$—	$—

Tax benefit related to stock options	$76,295	$—	$—

Note payable	$—	$—	$150,000

The accompanying notes are an integral part of the consolidated statements.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000, 1999 and 1998

1.
Organization

  Chesapeake Biological Laboratories, Inc. ("CBL" or the "Company") is a provider of pharmaceutical and biopharmaceutical parenteral product development and production services on a contract basis for a broad range of customers, from major international pharmaceutical firms to emerging biotechnology companies. Since 1990, CBL has provided its parenteral product development services to more than 100 pharmaceutical and biotechnology companies and has contributed to the development and production of more than 125 therapeutic products intended for human clinical trials. Customers contract with the Company for services to produce development stage products for use in U.S. Food and Drug Administration ("FDA") clinical trials and to produce and manufacture FDA approved parenteral products for commercial sale. The Company's business depends in part on strict government regulation of the drug development process, especially in the United States. CBL's production facilities operate under the current Good Manufacturing Practices ("cGMP") established and regulated by the FDA.

  The Company's operations are treated as one operating segment, pharmaceutical and biopharmaceutical product development and production services, as it only reports profit and loss information on an aggregate basis to operating management of the Company.

2.
Summary of Significant Accounting Policies

  Cash and Cash Equivalents

  Cash and cash equivalents include amounts held in bank accounts and amounts invested in accounts with an original maturity of three months or less, which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $350,000, which are being held by the Bond Trustee as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina (see Note 8).

  Accounts Receivable

  Accounts receivable are stated net of allowance for doubtful accounts of $75,000 and $55,490 as of March 31, 2000 and 1999, respectively.

  Inventories

  Inventories consist of raw materials, work-in-process and finished goods which are stated at the lower of cost or market. Finished goods represent materials filled and labor incurred for filled vials and relate to services completed, invoiced and paid by the customer for their product awaiting FDA approval. When the vials are labeled and the product is shipped, inventory will be relieved. Cost is determined using the first-in, first-out (FIFO) method.

  Property, Plant and Equipment

  Property, plant and equipment are stated at cost less accumulated depreciation. Equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to ten years. The building is depreciated over an estimated useful life of thirty years. Leasehold improvements are amortized over the term of the lease. Assets under construction are not depreciated until placed into service. Interest and construction overhead costs incurred during the construction period are capitalized.

  Revenue Recognition

  The Company recognizes revenue for its product development services once the services have been provided to the customer. CBL also provides commercial production services of parenteral and other sterile product presentations and recognizes revenue when a product has been shipped or when the terms of the agreement with the customer are completed. Deferred revenue represents deposits normally required of customers with development products and revenue for services performed for finished goods deferred until product shipment.

  Income Taxes

  Deferred income taxes are computed using the liability method, which provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes (see Note 13).

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

3.
Concentrations of Credit Risk/Significant Customers

  Substantially all revenues are earned by performing services under various types of agreements. The Company's customers span the range of the pharmaceutical, biotechnology, and medical device industries. For many customers, the Company requires an up-front payment on orders. There are several customers, however, for which CBL has waived that practice. Credit losses have been immaterial and consistent with management expectations.

  The Company has been actively seeking to increase and diversify its customer base and has been successful in its diversification efforts. However, there can be no assurance that the Company's annual results will not be dependent upon the performance of a few large projects. During the years ended March 31, 1999 and 1998, the largest customer accounted for approximately 13% and 14%, of sales respectively. No customer accounted for more than 10% of revenues for the year ended March 31, 2000.

4.
Inventories

  Inventories consisted of the following at March 31, 2000 and 1999:

	2000	1999
Raw materials	$718,338	$273,506
Work-in-process	440,980	217,671
Finished Goods	477,280	—

	$1,636,598	$491,177

5.
Property, Plant and Equipment

  Property, plant and equipment consisted of the following at March 31, 2000 and 1999:

	2000	1999
Land	$253,763	$253,763
Building	9,075,034	9,075,034
Construction in progress	423,350	—
Laboratory equipment	2,634,794	2,478,034
Furniture and fixtures	634,584	555,695
Leasehold improvements	446,992	446,992

	13,468,517	12,809,518
Less: Accumulated depreciation and amortization	(3,288,604)	(2,637,586)

	$10,179,913	$10,171,932

  Depreciation and amortization expense for the years ended March 31, 2000, 1999 and 1998 was $651,018, $509,548, and $346,994, respectively.

6.
Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consisted of the following at March 31, 2000 and 1999.

	2000	1999
Accounts payable, trade	$883,641	$449,257
Accrued expenses	261,184	286,048
Accrued vacation payable	87,308	63,784

	$1,232,133	$799,089

7.
Bank Financing Arrangements

  During fiscal 1995, the Company obtained a $750,000 Revolving Line of Credit Facility secured by the Company's inventory and accounts receivable, and by equipment acquired by the Company. The Revolving Line of Credit Facility, which is used to fund operating requirements, provides for interest at 3.00% over the LIBOR Market Index Rate. This Revolving Line of Credit is renewed annually. As of March 31, 2000, 1999 and 1998, the balances outstanding on the Revolving Line of Credit Facility were $0, $644,445 and $0, respectively.

  The average outstanding balance on the Revolving Line of Credit Facility for fiscal years 2000, 1999 and 1998 was $52,000, $370,000 and $24,000, respectively. The average interest rate on the Revolving Line of Credit Facility for fiscal years 2000, 1999, and 1998 was 7.94%, 7.96% and 8.69%, respectively.

8.
Long Term Debt

  In November 1996, the Company completed the acquisition of an approximately 70,000 square foot building on 3.48 acres in Baltimore, Maryland, which the Company has now completed the renovation that provided office, warehouse and pharmaceutical manufacturing service space.

  The purchase and renovation costs for this building were financed with a $7,000,000 Economic Development Bond issued by the Maryland Industrial Development Financing Authority (the "MIDFA Bonds"), and a $1,500,000 loan from the Mayor and City Council of Baltimore acting through the Department of Housing and Community Development and the City of Baltimore Development Corporation (the "Loan"). The MIDFA Bonds were tax exempt and originally carried a variable rate with an option to be converted to a fixed rate.

  During November 1998, the Company converted the $7,000,000 MIDFA Bonds from tax-exempt to taxable bonds in order to eliminate the capital expenditure restriction associated with the tax-exempt bonds. In connection with the conversion, the Company also amended the interest rate agreement with First Union National Bank of North Carolina to reduce the potential impact of the variable interest rates on the MIDFA Bonds. This amended agreement results in a maximum interest rate of 6.99% on all of the outstanding MIDFA Bonds. This amended agreement will expire in November 2005. The fair value of the interest rate agreement at March 31, 2000 was approximately $68,000.

  The principal portion of the MIDFA Bonds, and the accrued interest thereon, is payable from monies drawn under a direct pay letter of credit issued by First Union National Bank of North Carolina (the "Bank"), in amounts up to $7,280,000. Interest is payable quarterly, and principal portions of the bonds are subject to redemption, in part, commencing November 1998. The maturity date is August 1, 2018.

  In connection with the conversion of the bonds from tax-exempt to taxable, the Company incurred costs of approximately $87,000, which have been capitalized as deferred financing costs in the accompanying consolidated balance sheets as of March 31, 1999 and 2000. These costs are being amortized over the remaining term of the MIDFA Bonds. The remaining unamortized deferred financing costs of $264,684, associated with the initial financing was accounted for as an extinguishment of debt and is presented in the consolidated statement of operations as an extraordinary loss on refinancing, net of tax.

  There are certain covenants contained in the debt agreement which the Company was in compliance with in fiscal 2000 and at March 31, 2000. During 1999, certain covenant violations were waived and the covenants were amended going forward, effective March 31, 1999. In return for the covenant modifications, the company agreed to issue warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement. Using the Black-Scholes option pricing model, these warrants have a fair value of $268,952 and are included as Additional Paid-in-Capital in the accompanying balance sheet. This amount represents deferred financing costs, which are being amortized as interest expense over the life of the related debt.

  The Loan from the City of Baltimore (the "Loan") has a fixed interest rate of 6.5%. The Loan required interest only payments for the first two years. Beginning in November 1998, the Company began making monthly principal and interest payments. The loan expires in November 2016.

  In connection with the financing, the Company has capitalized net construction period interest costs of $0, $217,000 and $337,000 in fiscal years 2000, 1999 and 1998 respectively, which is being amortized over the useful life of the building.

  The remaining principal payments on the Company's long term debt as of March 31, 2000, are as follows:

Year Ending March 31,
2001	$725,018
2002	672,835
2003	671,373
2004	660,149
2005 and thereafter	4,834,900

$7,564,275

  Based on the borrowing rates currently available to the Company, the fair value of long-term debt, as of March 31, 2000, is approximately $6,760,000.

9.
Stockholders' Equity:

  In May 1999, the Company raised $450,000 through the private placement sale of 225,000 shares of its Common Stock to eight investors. The investors include board members Thomas P. Rice, Harvey L. Miller, Regis F. Burke, and Narlin B. Beaty.

  In May 1999, the Company raised $1,451,000, net of related costs of approximately $192,000, through the sale of 15,510 shares of its Series A convertible Preferred Stock (the "Preferred Stock") together with warrants to purchase an aggregate of 51,700 shares of the Company's Common Stock at an exercise price of $1.50 per share. The Preferred Stock is convertible into the Company's Common Stock at $1.50 per share. Under the terms of the Preferred Stock, the investors are permitted, as a separate class, to elect one person to the Company's Board of Directors.

  The conversion rate of $1.50 on the Preferred Stock represented a beneficial conversion feature that was valued separately at issuance. The intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the conversion price and the fair value of the Company's common stock into which the Preferred Stock was convertible, multiplied by the number of shares into which the Preferred Stock was convertible. This represents a beneficial conversion feature of $517,000, which was accounted for as a reduction of retained earnings and an increase in additional paid-in capital. This conversion feature was recorded on the date of issuance of the Preferred Stock as the stock is convertible at any time by the holders. This beneficial conversion is analogous to a dividend to the preferred shareholders. Correspondingly, the reported net income of $2,418,119 or $0.43 per share was reduced by this $517,000 beneficial conversion, thus the net income available to common shareholders was $1,901,119 or $0.34 per share.

10.
Leases:

  The Company's original facility ("Seton") was primarily used for production and is occupied under a non-cancelable operating lease agreement with an initial six and one-half year term, expiring December 31, 1998 and two renewable terms of two years each. On April 14, 1998, the Company exercised the right to renew the Seton lease. The lease now expires on December 31, 2000 and may, at the

  Company's option, be renewed again for another two year period. Related rental payments for the years ended March 31, 2000, 1999, and 1998, were $287,887, $250,163, and $243,067, respectively.

  In the current year, the Company entered into two non-cancelable capital lease obligations for various pieces of laboratory equipment, furniture and fixtures that expire during 2005. In addition, the Company entered into several operating leases in fiscal year 2000, 1999, and 1998 that expire during fiscal years 2001 through 2005.

  At March 31, 2000, the Company's aggregate future minimum annual lease payments were as follows:

Year Ended March 31	Capital Leases	Operating Leases
2001	$24,497	$974,253
2002	24,497	929,398
2003	24,497	685,498
2004	24,497	128,277
2005	2,041	57,052

Total payments	100,029	$2,774,478

Less: interest	(18,428)

Present value of future minimum lease payments	$81,601

11.
Contingencies

  In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the products that it has produced or developed for others. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage. Clinical trial materials are produced by the Company for use by its customers in studies that are strictly regulated by the FDA. During fiscal 2000, 1999 and 1998, there were no legal proceedings to which the Company was a party.

12.
Stock Option Plans

  The Company has adopted five incentive stock option plans for employees (the "Option Plans") and a separate plan for Directors. The Option Plans provide for the granting of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. The exercise price of all options granted under the Option Plans must be at least equal to the fair market value of such shares on the date of the grant and the maximum term of the options range from five to ten years.

  In fiscal year 1999, the Company granted non-qualified stock options to two executive officers to purchase up to 325,000 shares of the Company's common stock, valid for 10 years from issuance, with an exercise price of $1.00 per share. Vesting periods are based on either the passage of time or based upon the achievement of certain events, which if achieved would result in accelerated vesting of up to 162,500 shares of the aforementioned options for the key employees. In fiscal year 2000 and 1999, the Company recognized $45,625 and $228,125, respectively in non-cash compensation expense, in accordance with APB Opinion No. 25. The Company will amortize the remaining unearned compensation over the shorter of the remaining vesting period or upon the accelerated vesting of the options.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation expense has been recognized, except as noted above. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended March 31, 2000	Year Ended March 31, 1999
Net income (loss) available to common shareholders:
As reported	$1,901,119	$(5,414,259)
Pro forma	1,228,985	(6,654,039)
Basic earnings per share:
As reported	$0.34	$(1.02)
Pro forma	$0.22	$(1.25)
Diluted earnings per share:
As reported	$0.30	$(1.02)
Pro forma	$0.19	$(1.25)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended March 31, 2000	Year Ended March 31, 1999
Expected volatility	99.0%	119.0%
Risk-free interest rates	5.5–6.4%	4.5–5.4%
Expected lives	5 years	5 years

  A summary of qualified option transactions for the years ended March 31, 2000, 1999, and 1998 is as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	657,100	$3.81	610,887	$3.10	571,900	$2.37
Granted	537,700	2.61	271,889	4.97	202,361	4.22
Exercised	(22,375)	1.61	(165,926)	2.66	(160,484)	1.94
Expired or returned to plan	(339,505)	3.85	(59,750)	5.03	(2,890)	1.40

Outstanding, end of year	832,920	$3.08	657,100	$3.81	610,887	$3.10

Shares available for future grant	718,280		129,350		324,239

Options exercisable at end of period	384,395		409,450		166,787

Weighted average fair value of qualified options granted	$2.01		$2.49		$2.78

  The following table summarizes information about qualified stock options outstanding and exercisable at March 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2000	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2000	Weighted Average Exercise Price
$1.50–$3.00	500,050	8.9 years	$2.27	242,400	$2.24
$3.01–$5.00	237,620	8.2 years	3.64	89,620	3.46
$5.01–$8.125	95,250	7.9 years	5.90	52,375	6.09

	832,920	8.6 years	$3.08	384,395	$3.05

13.
Income Taxes

  The benefit from income taxes was comprised of the following for the years ended March 31, 2000, 1999, and 1998:

	2000	1999	1998
Federal:
Current	$—	$—	$(180,325)
Deferred	(1,475,199)	(1,765,915)	(24,014)
State:
Current	—	—	(15,911)
Deferred	(351,220)	(240,806)	(2,119)

Benefit from income taxes	(1,826,419)	(2,006,721)	(222,369)
Less: valuation allowance	—	2,006,721	—

Benefit from income taxes	$(1,826,419)	$—	$(222,369)

  The following table reconciles income taxes at the federal statutory rate to the benefit from income taxes in the accompanying consolidated statements of income for the years ended March 31, 2000, 1999, and 1998.

	2000	1999	1998
Income tax at federal statutory rate	$201,178	$(1,840,848)	$(204,339)
State tax, net of federal benefit	29,585	(240,806)	(18,030)
Other	(50,461)	74,933	—
(Decrease) increase in valuation allowance	(2,006,721)	2,006,721	—

Benefit from income taxes	$(1,826,419)	$—	$(222,369)

  As of March 31, 2000, the Company had net operating loss ("NOL") carryforwards available for federal income tax purposes of $4,399,788, which expire in 2020. NOL carryforwards are subject to ownership limitations and may also be subject to various other limitations on the amounts to be utilized. As of March 31, 2000, the Company had certain other tax credits of approximately $87,918, the majority of which will begin to expire in 2014. Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings. In management's opinion, it is more likely than not that the tax benefit will be realized. Accordingly, the valuation allowance established in 1999 was reversed in fiscal 2000.

  Deferred tax liabilities and deferred tax assets as of March 31, 2000 and 1999, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

	March 31, 2000	March 31, 1999
Net current deferred tax assets/(deferred tax liabilities):
Inventory	$86,238	$81,928
Accruals and reserves	376,395	399,112
Net operating loss-current portion	206,115	—
Valuation allowance	—	(356,956)

	$668,748	$124,084

Net long term deferred tax assets/(deferred tax liabilities):
Credit carryforwards	$87,918	$54,400
Property, plant and equipment	(363,755)	(29,107)
Consulting costs	—	(7,506)
Net operating loss	1,509,802	1,507,894
Valuation allowance	—	(1,649,765)

	$1,233,965	$(124,084)

14.
Profit Sharing Plan

  During the year ended March 31, 1994, the Company established a 401(k)-Profit Sharing Plan ("the Plan") for all full-time employees with at least six months of service with the Company. Employees may contribute up to 10% of their salary to the Plan and the Company may match the first 3% of salary that the employee contributes to the Plan. The Company did not make any matching of employee contributions for fiscal years ended March 31, 2000, 1999 and 1998.

15.
Earnings Per Share

  The dilutive effect of all options outstanding has been determined using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2000	1999	1998
Basic weighted average shares outstanding	5,589,582	5,323,806	4,991,251
Effect of dilutive common equivalent shares	757,609	—	—

Diluted weighted average shares outstanding	6,347,191	5,323,806	4,991,251

  Qualified options to purchase 832,920 shares of common stock at a weighted average exercise price of $3.08 per share and non-qualified options to purchase 672,716 shares of common stock at a weighted average exercise price of $2.35 per share were outstanding at March 31, 2000. For the year ended March 31, 1999 and 1998, the qualified and non-qualified options were not included in the computation of diluted earnings per share because the Company had a net loss for those years, and, therefore, the effect would have been antidilutive.

16.
Restructuring Charges

  In the fourth quarter of fiscal year 1999, the Company implemented a realignment of management, a workforce reduction and decided to close its Seton experimental facility and consolidate its operation into the new Camden facility. The workforce reduction resulted in the termination of 15 people including full time and temporary employees. This action in addition to other non-personnel cost reductions resulted in a restructuring charge of $1.2 million in the accompanying consolidated statement of operations. The restructuring charge consisted of $692,577 related to the realignment of management and the aforementioned workforce reduction and $548,000 for the closure of the Seton facility. Expenses totaling $455,186 and $155,268 related to the restructuring were charged against the accrual in fiscal year 2000 and 1999, respectively.

17.
New Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Consequently, the Company will be required to implement SFAS No. 133 for all fiscal quarters for the fiscal year beginning April 1, 2001. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

SCHEDULE II
CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY

Valuation and Qualifying Accounts

For the years ended March 31,

	2000	1999	1998
Allowance for doubtful accounts
Balance at beginning of period	$55,490	$70,300	$10,300
Provision for bad debts	19,510	40,000	60,000
Write-offs	—	(54,810)	—

Balance at end of period	$75,000	$55,490	$70,300

Restructuring Charges
Balance at beginning of period	$1,084,309	$—	$—
New restructuring charge	—	1,239,577	—
Amounts charged against accrual	(455,186)	(155,268)	—

Balance at end of period	$629,123	$1,084,309	$—