Form 10-Q
period 2000-06-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 2000-08-14
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000

                                                               or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to ___________

     Commission File Number: 1-12748

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                  52-1176514
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                  Identification Number)



1111 S. PACA STREET, BALTIMORE, MARYLAND         21230              2834
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

The number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 2000: Class A Common Stock, $.01 per share - 5,681,156 shares

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2000 and March 31, 2000 .....................    3

         Consolidated Statements of Operations
         for the three months ended June 30, 2000 and 1999 ..................................    4

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended June 30, 2000 ...........................................    5

         Consolidated Statements of Cash Flows
         for the three months ended June 30, 2000 and 1999 ..................................    6

         Notes to Consolidated Financial Statements .........................................   7-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................................   11-12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................   12

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..............................................................   12

     Item 5. Other Information ..............................................................   12

     Item 6. Exhibits and Reports on Form 8-K ...............................................   12

SIGNATURES ..................................................................................   13


                          PART I. FINANCIAL INFORMATION

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,          MARCH 31
                                                                                       2000             2000
                                                                                       ----             ----
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                     $     71,539     $    595,140
     Restricted cash                                                                    350,000          350,000
     Accounts receivable, net                                                         2,019,119        1,832,047
     Inventories                                                                      2,012,588        1,636,598
     Prepaid expenses                                                                   201,844          360,579
     Deferred tax asset                                                                 668,748          668,748
                                                                                   ------------     ------------
        TOTAL CURRENT ASSETS                                                          5,323,838        5,443,112

  PROPERTY, PLANT AND EQUIPMENT, NET                                                 10,388,062       10,179,913
  DEFERRED TAX ASSET                                                                  1,233,965        1,233,965
  DEFERRED FINANCING COSTS AND OTHER ASSETS                                             349,119          353,827
                                                                                   ------------     ------------
        TOTAL ASSETS                                                               $ 17,294,984     $ 17,210,817
                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $    969,377     $  1,232,133
     Current portion of long term debt                                                  727,487          725,018
     Current portion of capital lease obligations                                        17,504           17,072
     Current portion of accrued restructuring costs                                     470,404          591,644
     Deferred revenue                                                                 1,775,518        1,179,736
                                                                                   ------------     ------------
       TOTAL CURRENT LIABILITIES                                                      3,960,290        3,745,603

  LONG TERM LIABILITIES:
    Long term debt, net of current portion                                            6,671,368        6,839,257
    Capital lease obligations, net of current portion                                    59,988           64,529
    Accrued restructuring costs, net of current portion                                  31,686           37,479
                                                                                   ------------     ------------
      TOTAL LIABILITIES                                                              10,723,332       10,686,868
                                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A-1 convertible preferred stock, par value $.01 per share; liquidation preference $1,451,100 6% cumulative dividends, accruing beginning May 31,
  2000, 15,510 shares authorized, 14,511 issued and outstanding                             145              145
  Class A common stock, par value $.01 per share;
  14,984,490 shares authorized; 5,681,156 and
  5,677,781 shares issued and outstanding                                                56,812           56,778
  Additional paid-in capital                                                         10,358,468       10,338,049
  Accumulated deficit                                                                (3,843,773)      (3,871,023)
                                                                                   ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                                                        6,571,652        6,523,949
                                                                                   ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 17,294,984     $ 17,210,817
                                                                                   ============     ============


                 See accompanying notes to financial statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                           JUNE 30,        JUNE 30,
                                                            2000             1999
                                                            ----             ----
Revenues                                                $ 2,767,363     $ 2,449,194
Cost of sales                                             2,018,149       1,763,766
                                                        -----------     -----------
     GROSS PROFIT                                           749,214         685,428
OPERATING EXPENSES:
  General and administrative                                355,986         302,868
  Selling                                                   192,233         140,931
                                                        -----------     -----------
     PROFIT FROM OPERATIONS                                 200,995         241,629

Interest expense                                           (151,158)       (154,820)
Interest income and other, net                                6,705          24,969
                                                        -----------     -----------
     INCOME BEFORE TAXES                                     56,542         111,778

Provision for taxes                                          22,037             ---
                                                        -----------
NET INCOME                                              $    34,505     $   111,778
                                                        ===========     ===========
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS      $    27,250     $  (405,222)
                                                        ===========     ===========

INCOME (LOSS) PER COMMON SHARE:
Basic
  Net income (loss) available to common stockholders    $      0.00     $     (0.07)
                                                        ===========     ===========

Diluted
  Net income (loss) available to common stockholders    $      0.00     $     (0.07)
                                                        ===========     ===========



WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                   5,679,928       5,570,365
                                                          =========       =========
  Diluted                                                 6,784,835       5,570,365
                                                          =========       =========


                 See accompanying notes to financial statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           PREFERRED STOCK              COMMON STOCK
                                                           ---------------              ------------             ADDITIONAL
                                                     SHARES          PAR VALUE      SHARES       PAR VALUE     PAID-IN CAPITAL
                                                     ------          ---------      ------       ---------     ---------------
BALANCE AT MARCH 31, 2000                             14,511     $       145       5,677,781    $    56,778    $10,338,049
  Vesting of below market stock option grants           --              --              --             --           12,656
  Issuance of shares pursuant to
     Exercise of stock options                          --              --             3,375             34          7,763
  Dividend payable on preferred stock
  Net income                                            --              --              --             --             --
                                                      ------     -----------       ---------    -----------    -----------
BALANCE AT JUNE 30, 2000                              14,511     $       145       5,681,156    $    56,812    $10,358,468
                                                      ======     ===========       =========    ===========    ===========


                                                                           TOTAL
                                                       ACCUMULATED       STOCKHOLDERS'
                                                         DEFICIT           EQUITY
                                                         -------           ------
BALANCE AT MARCH 31, 2000                              $(3,871,023)    $ 6,523,949
  Vesting of below market stock option grants                --            12,656
  Issuance of shares pursuant to
     Exercise of stock options                               --             7,797
  Dividend payable on preferred stock                      (7,255)         (7,255)
  Net income                                               34,505          34,505
                                                      -----------     -----------
BALANCE AT JUNE 30, 2000                              $(3,843,773)    $ 6,571,652
                                                      ===========     ===========



                 See accompanying notes to financial statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                        --------
                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    34,505     $   111,777
Adjustments to reconcile net income to net cash
     used in operating activities:
  Depreciation and amortization                                 165,985         161,790
  Deferred financing costs                                        4,708            --
  Non-cash compensation expense                                  12,656          13,800
  Increase in accounts receivable                              (187,072)       (299,818)
  Increase in inventories                                      (375,990)       (147,785)
  Decrease  in prepaid expenses and other assets                 58,235         161,645
  Decrease in accounts payable and accrued expenses            (270,011)       (109,894)
  Decrease in accrued restructuring costs                      (127,033)       (129,934)
  Increase in deferred revenue                                  595,781          49,434
                                                            -----------     -----------
     NET CASH USED IN OPERATING ACTIVITIES                      (88,236)       (188,985)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (273,634)       (143,099)
                                                            -----------     -----------
     NET CASH USED IN INVESTING ACTIVITIES                     (273,634)       (143,099)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short term borrowings, net                          --          (644,445)
  Repayments of long term debt                                 (165,420)       (167,960)
  Payments of capital lease obligations                          (4,108)         92,214
  Net proceeds from exercise of stock options                     7,797       1,863,966
  Deferred financing costs
                                                                   --            (1,298)
                                                            -----------     -----------

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (161,731)      1,142,477
                                                            -----------     -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (523,601)        810,393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  595,140         410,595
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    71,539     $ 1,220,988
                                                            ===========     ===========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                  $   151,158     $   154,820
                                                            ===========     ===========
  Income taxes                                              $      --       $      --
                                                            ===========     ===========


                 See accompanying notes to financial statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Chesapeake Biological Laboratories, Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet as of June 30, 2000, consolidated statements of operations for the three months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the three months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of allowance for doubtful accounts of $83,000 and $75,000 as of June 30, 2000 and March 31, 2000, respectively.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (CONTINUED)

     INVENTORIES

     Inventories consist of raw materials, work-in-process and finished goods, which are stated at the lower of cost or market. Finished goods represent materials filled and labor incurred for filled vials and relate to services completed, invoiced and paid within terms by the customer for their product, which was recently approved by the FDA. These filled vials require FDA approved labels, which were not available when the filling services were performed. When the vials are labeled and the product is shipped, inventory will be relieved. Cost is determined using the first-in, first-out (FIFO) method.

     REVENUE RECOGNITION

     The Company recognizes revenue for its product development services once the services have been provided to the customer. CBL also provides commercial production services of parenteral and other sterile product presentations and recognizes revenue when a product has been shipped or when the terms of the agreement with the customer are completed.

     Deferred revenue represents deposits normally required of customers with development products and revenue for services performed for finished good deferred until product shipment.

     Deferred revenue at June 30, 2000 relating to filling services completed with the related units not shipped of commercial product totaled
     $1.3 million. Related costs of $0.9 million were classified as finished goods in inventory. The corresponding $0.4 million in gross profit will be recognized as the units are shipped.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

3.   INVENTORIES

     Inventories consisted of the following at:


                          JUNE 30, 2000    MARCH 31, 2000
                          -------------    --------------
     Raw materials         $  666,433       $  718,338
     Work-in-process          436,613          440,980
     Finished goods           909,542          477,280
                           ----------       ----------
                           $2,012,588       $1,636,598
                           ==========       ==========

4.   LONG TERM DEBT

     Under the documentation applicable to the bond financing, the Company is obligated to maintain certain financial ratios and balances, including a minimum tangible net worth, a liability to net worth ration, and EBITDA ratio and current ratio, all as defined and established in the applicable documents. Subsequent to March 31, 1999, the Bank modified the covenants as of March 31, 1999 and for the fiscal year ending March 31, 2000. As of March 31, 2000, the Company was in compliance with the modified covenants. As of June 30, 2000, the Company was in compliance with, or had obtained waivers for, all modified covenants.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (CONTINUED)

     In return for the covenant modifications, the Company issued warrants for 75,000 shares of Class A Common stock at $2.25 per share, which was the market price at the date of the agreement. Using the Black-Scholes option pricing model, these warrants have a fair value of $268,952 and are included as Additional Paid-in-Capital in the accompanying balance sheet at June 30, 2000 and 1999. These debt issuance costs represent deferred financing costs, which are being amortized as interest expense over the life of the related debt

5.   EARNINGS PER SHARE

     Income per common share is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

     The computations of earnings per common share and earnings per common share, assuming dilution, for the three months ended June 30, 2000 and June 30, 1999, are as follows:


                                                                2000           1999
                                                                ----           ----
Weighted average number of common shares                      5,679,928      5,570,365
Diluted effect of outstanding stock options and warrants        529,367           --
Diluted effect of conversion of preferred shares                575,540           --
                                                            -----------    -----------
Weighted average number of common and common
         equivalent shares outstanding                        6,784,835      5,570,365

Net income                                                  $    34,505    $   111,778
Beneficial conversion feature                                      --
                                                                              (517,000)
Preferred stock dividend payable                                  7,255           --
                                                            -----------    -----------
Net income available to common stockholders                 $    27,250    $  (405,222)
                                                            ===========    ===========

Basic earnings per share:
         Net income available to common stockholders        $      0.00    $     (0.07)
                                                            ===========    ===========
Diluted earnings per share:
         Net income available to common stockholders        $      0.00    $     (0.07)
                                                            ===========    ===========


6.   RESTRUCTURING CHARGES

     In the fourth quarter of fiscal year 1999, the Company implemented a realignment of management, a workforce reduction and decided to close its Seton experimental facility and consolidate its operation into the new Camden facility. The workforce reduction resulted in the termination of full time and temporary employees. This action in addition to other non-personnel cost reductions resulted in a restructuring charge of $1.2 million in fiscal 1999. The realignment and the workforce reduction resulted in a charge of $693,000 in fiscal year 1999 and $548,000 was provided for the closing of the Seton facility.

     Expenses totaling $127,033 of the restructuring were charged against the accrual in current fiscal quarter. Of the remaining accrual balance of $502,090, $470,404 is classified in current liabilities as accrued restructuring and is expected to be paid over the next 12 months, with the remaining balance of $31,686 recorded as a non-current liability.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (CONTINUED)

7.   SUBSEQUENT EVENTS

     In July 2000, the Company executed stock purchase agreements with Messrs. Rice and Botek in connection with their new employment agreements. Messrs. Rice and Botek purchased 100,000 restricted shares and 75,000 restricted shares, respectively, subject to forfeiture, under the Company's Fifth Stock Incentive Plan, for $2.50 per share, the fair market value on the date of agreement. Messrs. Rice and Botek each signed a promissory note to the Company for the purchase price for the shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The management discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Operating revenues were $2,767,000 for the three months ended June 30, 2000 compared to $2,449,000 for the comparable period in the previous fiscal year. Revenues for the first quarter were primarily from non-commercial development and production of FDA clinical trial supplies, although the commercial production is a larger segment of revenues than in prior periods. Revenues do not include $1,047,000 of deferred revenue related to filling services completed and invoiced during the first quarter to a customer who expects to introduce the approved product during CBL's second quarter.

Gross profit for the three months ended June 30, 2000 was $749,000 compared to $685,000 for the comparable period last year. The primary factor in the gross profit improvement is the overall increase in revenues for the Company. The gross profit does not include $342,000 which will be realized when the deferred revenues for completed filling services are recorded.

Selling expenses were $192,000 for the three months ended June 30, 2000, an increase of $51,000 over the comparable period in the previous fiscal year. Increased advertising expenditures and provision for sales and marketing incentive plans based on revenue increases were the primary factors in the cost increase. General and administrative costs increased $53,000 to $356,000 for the quarter due primarily to consulting costs related to the management reorganization with the former Chairman and Chief Executive Officer which was effective at June 30, 1999.

As a result of the increased operating revenues being offset by cost increases in Selling, General and Administrative expenses, operating income for the quarter was $201,000 compared to the quarterly operating income of $242,000 for the three months in the previous fiscal year.

Interest expense for the three months ended June 30, 2000 was $151,000 in the current year compared to $155,000 for the comparable period in the previous fiscal year.

Income before taxes was $57,000 for the three months ended June 30, 2000 compared to $112,000 for the comparable period in the previous fiscal year. The Company recorded a provision for taxes of $22,000, although due to a net operating loss carryforward, taxes will not be paid. Due to the net operating losses generated during the fiscal year ended March 31, 1999, no tax liability was accrued related to the income for the three months ended June 30, 1999 resulting in $112,000 of net income for that period.

FINANCIAL CONDITION AND LIQUIDITY

On June 30, 2000 CBL had cash and cash equivalents of $72,000 compared to $595,000 at March 31, 2000. These balances do not include $350,000 held as collateral for the Company's obligation under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which, a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, renovation and equipping of the Camden production facility.

The Company continues to maintain a $750,000 Revolving Line of Credit from First Union National Bank of Maryland. There was no outstanding balance as of June 30, 2000 or as of March 31, 2000.

The $523,000 decrease in the cash position during the three months ended June 30, 2000 was primarily the result of several factors needed to support the increases in operating revenues, primarily growth in the accounts receivable and inventory levels. Management believes that based on the current financial position, its operating plan will generate sufficient cash resources to meet its cash needs through at least April 2001. However there can be no assurance this will occur. Due to the increase in deferred revenues for services provided and invoiced but not recognized as revenue for the three months ended June 30, 2000 it was necessary for the Company to obtain a waiver related to the Cash Flow Covenant at June 30, 2000.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

Certain information contained in this Report includes forward-looking statements which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "should", "believes", "anticipates", "intends", or words of similar import. These statements may involve risks and uncertainties, as outlined in Item 1 of the Company's March 31, 2000 Form 10-K that could cause actual results to differ materially from those described in the statements. The risks and uncertainties include (without limitation) general economic and business conditions, changes in business strategy or development plans, and others. Given these uncertainties, the reader is cautioned to place undo reliance on such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not presently a party to any material litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

                    None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

By:  /s/THOMAS P. RICE                      By:  /s/JOHN T. JANSSEN
     -----------------------------               --------------------------
       Thomas P. Rice                            John T. Janssen
       President and Chief Executive             Treasurer and Chief Financial
       Officer                                   Officer


Dated: August 11, 2000