Form 10-Q
period 2000-09-30
CHESAPEAKE BIOLOGICAL LABORATORIES INC
filed 2000-11-14
CIK 799485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000
                                                               or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
     ___________

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

         Yes   X           No
              ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of November 3, 2000: Class A Common Stock, $.01 per share - 5,892,405 shares

                    CHESAPEAKE BIOLOGICAL LABORATORIES, INC.
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

   Item 1.      Financial Statements

         Consolidated Balance Sheets -
         September 30, 2000 and March 31, 2000 .....................................     3

         Consolidated Statements of Earnings
         for the three and six months ended September 30, 2000 and 1999.............     4

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended September 30, 2000 ...............................     5

         Consolidated Statements of Cash Flows
         for the six months ended September 30, 2000 and 1999.......................     6

         Notes to Consolidated Financial Statements.................................    7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................................   11-12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...............    12

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings........................................................    12

   Item 6. Exhibits and Reports on Form 8-K.........................................    12

SIGNATURES..........................................................................    13


                          PART I. FINANCIAL INFORMATION

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30,        MARCH 31,
                                                                                     2000               2000
                                                                                     ----               ----
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                                   $      17,209      $     595,140
     Restricted cash                                                                   175,000            350,000
     Accounts receivable, net of allowances                                          3,100,918          1,832,047
     Inventories                                                                     1,464,117          1,636,598
     Prepaid expenses                                                                  234,604            360,579
     Deferred tax asset                                                                668,748            668,748
                                                                                 -------------      -------------
        TOTAL CURRENT ASSETS                                                         5,660,596          5,443,112

  PROPERTY, PLANT AND EQUIPMENT, NET                                                10,282,680         10,179,913
  DEFERRED TAX ASSET                                                                   826,704          1,233,965
  DEFERRED FINANCING COSTS AND OTHER ASSETS                                            343,920            353,827
                                                                                 -------------      -------------
        TOTAL ASSETS                                                             $  17,113,900      $  17,210,817
                                                                                 =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable and accrued expenses                                        $  1,293,460      $   1,232,133
     Current portion of long term debt                                                 728,214            725,018
     Current portion of capital lease obligations                                       17,948             17,072
     Current portion of accrued restructuring costs                                    392,491            591,644
     Deferred revenue                                                                  865,159          1,179,736
                                                                                 -------------      -------------
       TOTAL CURRENT LIABILITIES                                                     3,297,272          3,745,603

  LONG TERM LIABILITIES
    Long term debt, net of current portion                                           6,503,268          6,839,257
    Capital lease obligations, net of current portion                                   55,331             64,529
    Accrued restructuring, net of current portion                                       25,893             37,479
                                                                                 -------------      -------------
      TOTAL LIABILITIES                                                              9,881,764         10,686,868
                                                                                 -------------      -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Series A-1 convertible preferred stock, par value $.01 per share; liquidation preference $1,480,121, 6% cumulative dividends, accruing, beginning May
      31, 2000, 15,510 shares authorized,
       14,511 outstanding                                                                  145                145
  Class A common stock, par value $.01 per share; 14,984,490 shares authorized; 5,892,405 and 5,677,781 shares
      issued and outstanding                                                            58,924             56,778
  Additional paid-in capital                                                        10,930,815         10,338,049
  Subscriptions receivable                                                            (443,762)               ---
  Accumulated deficit                                                               (3,313,986)        (3,871,023)
                                                                                 -------------      -------------
    TOTAL STOCKHOLDERS' EQUITY                                                       7,232,136          6,523,949
                                                                                 -------------      -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  17,113,900      $  17,210,817
                                                                                 =============      =============

The accompanying notes are an integral part of the consolidated balance sheets.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     2000             1999            2000             1999
                                                                     ----             ----            ----             ----
REVENUES                                                         $ 5,322,339      $ 2,614,284      $ 8,089,702      $ 5,063,478
Cost of sales                                                      3,672,811        1,826,453        5,690,960        3,590,219
                                                                  ----------       ----------       ----------       ----------
     GROSS PROFIT                                                  1,649,528          787,831        2,398,742        1,473,259
OPERATING EXPENSES:
  General and administrative                                         371,293          400,018          727,279          702,886
  Selling                                                            204,709          126,467          396,942          267,399
                                                                  ----------       ----------       ----------       ----------
     PROFIT FROM OPERATIONS                                        1,073,526          261,346        1,274,521          502,974
                                                                  ----------       ----------       ----------       ----------

Interest expense                                                    (153,601)        (147,877)        (304,759)        (302,697)
Interest income and other, net                                        16,852           29,861           23,557           54,830
                                                                  ----------       ----------       ----------       ----------
     INCOME BEFORE TAXES                                             936,777          143,330          993,319          255,107

Provision for taxes                                                  385,224              ---          407,261              ---
                                                                  ----------       ----------       ----------       ----------
NET INCOME                                                       $   551,553      $   143,330      $   586,058      $   255,107
                                                                  ==========       ==========       ==========       ==========
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                      $   529,788      $   143,330      $   557,037      $  (261,893)
                                                                  ==========       ==========       ==========       ==========

INCOME (LOSS) PER COMMON SHARE:
Basic
  Net income (loss) available to common stockholders             $      0.09      $      0.03      $      0.10      $     (0.05)
                                                                  ==========       ==========       ==========       ==========


Diluted
  Net income (loss) available to common stockholders             $      0.07      $      0.02      $      0.08      $     (0.05)
                                                                  ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                            5,849,604        5,590,351        5,763,756        5,580,412
                                                                  ==========       ==========       ==========       ==========
  Diluted                                                          7,122,893        6,419,988        6,935,869        5,580,412
                                                                  ==========       ==========       ==========       ==========


 The accompanying notes are an integral part of the consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                                      SHARES    PAR VALUE        SHARES      PAR VALUE      PAID-IN CAPITAL
                                                      ------    ---------        ------      ---------      ---------------

BALANCE, MARCH 31, 2000                               14,511     $   145        5,677,781   $    56,778       $10,338,049
  Deferred compensations expense                        --            --               --            --            67,312
  Issuance of shares pursuant to
     exercise of stock options                          --            --           39,624           396            89,704
  Issuance of common stock                              --            --          175,000         1,750           435,750
  Accrued interest on subscriptions receivable          --            --               --            --                --
  Dividend payable on preferred stock                   --            --               --            --                --
  Net income                                            --            --               --            --                --

BALANCE, SEPTEMBER 30, 2000                           14,511     $   145        5,892,405   $    58,924       $10,930,815
                                                      ======     =======        =========   ===========       ===========

                                                                                             TOTAL
                                                   SUBSCRIPTIONS       ACCUMULATED       STOCKHOLDERS'
                                                    RECEIVABLE           DEFICIT             EQUITY
                                                    ----------           -------             ------
BALANCE, MARCH 31, 2000                             $       --        $(3,871,023)        $ 6,523,949
  Deferred compensations expense                            --                 --              67,312
  Issuance of shares pursuant to
     exercise of stock options                              --                 --              90,100
  Issuance of common stock                            (437,500)                --                  --
  Accrued interest on subscriptions receivable          (6,262)                --              (6,262)
  Dividend payable on preferred stock                       --            (29,021)            (29,021)
  Net income                                                --            586,058             586,058

BALANCE, SEPTEMBER 30, 2000                         $ (443,762)       $(3,313,986)        $ 7,232,136
                                                    ===========       ===========         ===========



The accompanying notes are an integral part of the consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            -------------------------------
                                                                                 2000              1999
                                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   586,058       $   255,107
Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation and amortization                                                  328,497           327,847
  Deferred financing costs                                                         9,907             2,404
  Non-cash compensation expense                                                   67,312            27,600
  Deferred income taxes                                                          407,261                --
  Increase in accounts receivable                                             (1,268,871)         (376,712)
  Decrease (increase) in inventories                                             172,481          (544,087)
  Decrease in prepaid expenses and other assets                                   25,475           151,612
  Decrease in accounts payable and accrued expenses                               26,044           134,159
  Decrease in accrued restructuring costs                                       (210,739)         (222,801)
  (Decrease) increase in deferred revenue                                       (314,577)          293,171
                                                                              ----------        ----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (171,152)           48,300
                                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (330,764)         (166,182)
                                                                              ----------        ----------
  NET CASH USED IN INVESTING ACTIVITIES                                        (330,764)         (166,182)
                                                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short term borrowings, net                                             --         (644,445)
  Repayments of long term debt                                                 (332,793)         (329,611)
  Repayments of capital lease obligations                                        (8,322)           (8,303)
  Release of restricted cash                                                     175,000                --
  Net proceeds from exercise of stock options and sale of stock                   90,100         1,843,035
                                                                              ----------        ----------

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (76,015)           860,676
                                                                              ----------        ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (577,931)           742,794
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   595,140           410,595
                                                                              ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    17,209       $ 1,153,389
                                                                              ==========        ==========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                   $   289,497       $   302,697
                                                                              ==========        ==========
  Income taxes                                                               $        --       $        --
                                                                              ==========        ==========


  The accompanying notes are an integral part of the consolidated statements.

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements include the accounts of Chesapeake Biological Laboratories, Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated balance sheet as of September 30, 2000, consolidated statements of earnings for the three and six months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts held in bank accounts and amounts invested in accounts with an original maturity of three months or less, which are readily convertible to known amounts of cash. Included in restricted cash are Company funds of $175,000 and $350,000, at September 30, 2000 and March 31, 2000, respectively. These funds are being held by the Bond Trustee as collateral for the Company's obligations under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina.

            CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2000 (CONTINUED)


     ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of allowance for doubtful accounts of $55,000 and $75,000 at September 30, 2000 and March 31, 2000, respectively.

     INVENTORIES

     Inventories consist of raw materials, work-in-process and finished goods, which are stated at the lower of cost or market. Finished goods represent materials filled and labor incurred for filled vials and relate to services completed and invoiced to the customer. When the vials are labeled and the product is shipped, inventory is relieved. Cost is determined using the first-in, first-out (FIFO) method.

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

     Deferred revenue at September 30, 2000 relating to filling services completed with the related units not shipped of commercial product totaled $0.3 million. Related costs of $0.1 million were classified as finished goods in inventory. During the three months ended September 30, 2000, $1.1 million in deferred revenue was recognized as revenue when the units were shipped.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

3.   INVENTORIES

     Inventories consisted of the following at:

                                        SEPTEMBER 30, 2000          MARCH 31, 2000
                                        ------------------          --------------
     Raw materials                          $  792,040                 $  718,338
     Work-in-process                           559,470                    440,980
     Finished goods                            112,607                    477,280
                                            ----------                 ----------
                                            $1,464,117                 $1,636,598
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

             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)

     As of September 30, 2000 and March 31, 2000, the Company was in compliance with all of its covenants.

5.   STOCKHOLDERS' EQUITY

     In July 2000, the Company executed stock purchase agreements with Messrs. Rice and Botek in connection with their new employment agreements. Messrs. Rice and Botek purchased 100,000 restricted shares and 75,000 restricted shares, respectively, subject to forfeiture, under the Company's Fifth Stock Incentive Plan, for $2.50 per share, the fair market value on the date of agreement. Messrs. Rice and Botek each signed a 50% full recourse and a 50% limited recourse promissory note to the Company for the purchase price for the shares. The shares to which the Company's repurchase right lapses first, are those shares that would be used to pay the full recourse portion of the applicable note. These notes carry an interest rate of 6.53% and are due on May 31, 2002. This transaction along with the accrued interest earned on the note with Messrs. Rice and Botek was recorded as a subscription receivable in the consolidated statement of stockholders' equity.

6.   EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

     The computations of earnings per common share and earnings per common share, assuming dilution, for the six months ended September 30, 2000 and September 30, 1999, are as follows:

                                                                          2000            1999
                                                                          ----            ----
         Weighted average number of common shares                      5,763,756        5,580,412
         Diluted effect of preferred shares and warrants                 665,749               --
         Diluted effect of outstanding stock options                     506,364               --
                                                                       ---------        ---------
         Weighted average number of common and common
                  equivalent shares outstanding                        6,935,869        5,580,412

         Net income                                                     $586,058         $255,107
         Beneficial conversion feature                                        --         (517,000)
         Preferred stock dividend payable                                 29,021               --
                                                                       ---------        ---------
         Net income (loss) available to common stockholders             $557,037        $(261,893)
                                                                       =========        =========

         Basic earnings per share:
              Net income (loss) available to common stockholders       $    0.10        $   (0.05)
                                                                       =========        =========
         Diluted earnings per share:
              Net income (loss) available to common stockholders       $    0.08        $   (0.05)
                                                                       =========        =========


             CHESAPEAKE BIOLOGICAL LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (CONTINUED)


7.   RESTRUCTURING CHARGES

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

     Expenses totaling $210,739 of the restructuring were charged against the accrual for the six months ended September 30, 2000. Of the remaining accrual balance of $418,384, $392,491 is classified in current liabilities as accrued restructuring and is expected to be paid over the next 12 months, with the remaining balance of $25,893 recorded as a non-current liability.

8.   SUBSEQUENT EVENT

     On October 30, 2000, the Company announced a definitive merger agreement with Cangene Corporation, under which Cangene will acquire Chesapeake Biological Laboratories in an all-cash tender offer for $4.60 per share, or approximately $42 million including including assumption of Chesapeake Biological Laboratories' outstanding debt of $7.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Operating revenues for the three months ended September 30, 2000 increased 104% to $5,322,000 from $2,614,000 for the three months ended September 30, 1999. Operating revenues for the six months ended September 30, 2000 increased 60% to $8,090,000 from $5,063,000 for the six months ended September 30, 1999. These revenues for the three and six month periods ended September 30, 2000 were generated by 57 customers. Revenues for the three months ended September 30, 2000 include $1,135,000 of previously deferred revenue related to filling services provided and invoiced in prior periods but which were not recognized as revenue until the product was shipped. Although commercial revenues increased during the period, the Company's revenues continue to be primarily non-commercial. These customers have chosen the Company for current developmental work due to the Company's ability to provide long-term commercial scale volume after product approval by the FDA.

Gross margin for the three and six months ended September 30, 2000 was $1,650,000 and $2,399,000 respectively, compared to $788,000 and $1,473,000 in the prior year. Gross margin as a percentage of revenues did not increase significantly due to a shift in sales mix toward commercial products, which have a higher material cost. Other factors affecting gross margin percentage were an increase in the number of permanent and temporary staff plus overtime, required to support the increased revenues related to a launch of a customer's new commercial product.

General and administrative expenses decreased 7% to $371,000 for the three months ended September 30, 2000 and increased 3% to $727,000 for the six months ended September 30, 2000 as compared to the prior year periods. The decrease in expenses and the increase in revenue resulted in general and administrative expenses decreasing to 7% of revenues for the three months ended September 30, 2000 compared to 15% in the prior year period. For the six months ended September 30, 2000 general and administrative expenses as a percentage of revenues were 9% versus 14% for the comparable six month period of the previous year. Sales and marketing costs increased $78,000 to $205,000 for the three months ended September 30, 2000. For the six months ended September 30, 2000, sales and marketing costs increased $130,000 to $397,000 as compared to the six months ended September 30, 1999. Sales and marketing expenses have increased primarily due to the addition of sales personnel and additional sales incentive program costs associated with the sales volume increases.

As a result of the revenue increases and cost reductions, operating income, was $1,074,000 for the three months ended September 30, 2000 and $1,275,000 for the six months ended September 30, 2000, as compared to $261,000 and $503,000, respectively, for the comparable prior year periods.

Interest expense was relatively consistent at $154,000 for the three months ended September 30, 2000 and $305,000 for the six months ended September 30, 2000 as compared to $148,000 and $303,000, respectively, for the three and six month periods in the prior year.

Income before taxes was $937,000 and $993,000 for the three and six months ended September 30, 2000, respectively, compared to $143,000 and $255,000 for the comparable three and six month periods, in the previous fiscal year. The Company recorded a provision for income taxes of $385,000 and $407,000 for the three and six months ended September 30, 2000 , although due to a net operating loss carryforward, taxes will not be paid. Due to the net operating losses generated during the fiscal year ended March 31, 1999, no tax liability was accrued related to the income for the period ended September 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

On September 30, 2000, CBL had cash and cash equivalents of $17,000 compared to $595,000 at March 31, 2000. These balances do not include $175,000 at September 30, 2000 and $350,000 at March 31, 2000 held as collateral for the Company's obligation under the Letter of Credit and Reimbursement Agreement with First Union National Bank of North Carolina, pursuant to which, a letter of credit was issued as credit enhancement for bonds issued by the Maryland Industrial Development Financing Authority. The proceeds of these bonds were used by the Company to finance a portion of the purchase price, renovation and equipping of the Camden production facility.

The Company continues to maintain a $750,000 Revolving Line of Credit from First Union National Bank of Maryland. There was no outstanding balance as of September 30, 2000 or as of March 31, 2000.

The $578,000 decrease in the cash position during the six months ended September 30, 2000 was the result of several factors, but primarily related to the growth in the accounts receivable levels needed to support the significant increases in operating revenues. Management believes that based on the current financial position, its operating plan will generate sufficient cash resources to meet its cash needs through at least April 2001. However, there can be no assurance this will occur. The Company was in compliance with all bank loan covenants at September 30, 2000.


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

(b)      Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE BIOLOGICAL LABORATORIES, INC.

By: /s/THOMAS P. RICE                   By:  /s/ JOHN T. JANSSEN
    ------------------------                  ---------------------------
    Thomas P. Rice                            John T. Janssen
    President and Chief Executive             Treasurer and Chief Financial
    Officer                                   Officer


November 13, 2000